Form 10-K
period 1995-03-31
MID STATE RACEWAY INC
filed 1995-06-28
CIK 65914

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K

(Mark One)

   (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) or

   ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

For the fiscal year ended March 31, 1995           Commission File Number 0-1607

                            MID-STATE RACEWAY, INC.
             (Exact name of registrant as specified in its charter)

       New York State                                   15-0555258
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          VERNON, NEW YORK                                     13476
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code - (315) 829-2201

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
     Title of each class                                    on which registered
     -------------------                                   ---------------------
            None                                                    None

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK $.10 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

                                   YES  X   NO
                                       ---     ---

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of a specified date within 60 days prior to the date of filing.

              Class                                 Outstanding at May 12, 1995
              -----                                 ---------------------------
    COMMON STOCK $.10 PAR VALUE                            250,386 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                      Part(s) where incorporated
                                                      --------------------------
        Proxy Statement of the registrant to be filed June 26, 1995 III
                The total number of pages in this report is 24.

                               TABLE OF CONTENTS

                         FORM 10-K ANNUAL REPORT - 1995

                            MID-STATE RACEWAY, INC.







                                                                            Page
                                                                            ----
Part I

  Item 1.  Business..................................................         3

  Item 2.  Properties................................................         3

  Item 3.  Legal Proceedings.........................................         3

  Item 4.  Submission of Matters to a Vote of Security Holders.......         3



PART II

  Item 5.  Market for the Registrant's Common Stock and Related
                  Security Holder Matters............................         4

  Item 6.  Selected Financial Data...................................       5-6

  Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................       7-8

  Item 8.  Financial Statements and Supplementary Data...............         9

  Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure................        22



PART III

  Item 10.  Directors and Executive Officers of the Registrant.......        22

  Item 11.  Executive Compensation...................................        22

  Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management.........................................        22

  Item 13.  Certain Relationships and Related Transactions...........        22



PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K...........................................     20-22

                                     PART I





Item 1. Business.

     (a) Mid-State Raceway, Inc., known as Vernon Downs in Vernon, New York, is licensed under and subject to the regulations of the Pari-Mutuel Revenue Law and supervision of the New York Racing and Wagering Board to conduct harness racing at its track and to simulcast racing from other tracks.

     (b) The company is engaged in one business segment.

     (c) Generally, Mid-State Raceway is not in competition with other harness racing tracks in New York State for patrons. A thoroughbred race track, which conducts a day-time racing meet is located about 110 miles from Vernon, New York, and competes to some extent for the Vernon Downs customers primarily on weekend dates.

     Increased off-track wagering on thoroughbred and harness racing due to a live television signal being sent into OTB shops in Central New York; the New York State Lottery and the opening in July 1993, of the Oneida Indian Nation's Turning Stone gaming casino, approximately 7 miles away in Verona, New York, were the principal causes to affect Vernon's on-track daily averages of handle and attendance.

     Competition for good horses with the resultant attractive racing programs, has increased in recent years, particularly from the metropolitan New York - New Jersey area. However, entries in Vernon Downs early closing and stake events continue at prior years' levels in both the number and quality of horses.

     The Company employed 283 persons during the last fiscal year, of which 203 were engaged for the harness racing season only.


Item 2. Properties.

     The Racing Plant is located in Vernon, Oneida County, New York. Since the opening of the plant and related facilities in 1953, the Company has maintained a policy of continuously improving and modernizing its facilities. In fiscal 1995 $593,000 was expended for equipment and renovations to the plant.

     The plant can accommodate approximately 14,000 patrons, which includes seating for 2,000 in the Grandstand and 1,700 in the Clubhouse. There are parking facilities for approximately 5,900 automobiles.

     The track is a 3/4 mile oval stone dust track with a 1/4 mile chute. The track is illuminated by a metal-halide and quartz lighting system. Most races are for a distance of one mile. The stables accommodate approximately 1,000 horses and are located adjacent to three exercise tracks and the main track.


Item 3. Legal Proceedings.

     Mid-State Raceway is not involved in any legal proceedings, therefore, this item is not applicable.


Item 4. Submission of Matters to a Vote of Securities Holders.

     There are no matters that were submitted during the fourth quarter requiring a vote of securities holders, therefore, this item is not applicable.

                                    PART II







Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.



(a)     Price Range of Common Stock

        The following table shows the range of closing bid prices for the Common Stock in the over-the-counter market for the calendar quarters indicated. The prices are based upon local quotes only, as the stock is not listed or reported by NASDAQ.

                                                         Bid Prices
                                                     Year Ended March 31
                                              -------------------------------
                                                 1995                 1994
                                               Low-High             Low-High
                                              ----------           ----------

        First Quarter .....................  $17.50-20.50           $17.25-21

        Second Quarter ....................         19-19               17-23

        Third Quarter .....................         19-21            17.50-18

        Fourth Quarter ....................         16-22            17.50-21





(b)     Approximate Number of Equity Security Holders


                   Title of Class                       Number of Record Holders
                   --------------                       ------------------------
                 Common stock, $.10                               555
                   par value per share

(c)     Dividends

                                              Dividends Paid
                                           Year Ended March 31,
                                          ----------------------
                                          1995              1994
                                          ----              ----

         First Quarter
         Second Quarter ................                    $.10
         Third Quarter
         Fourth Quarter ................                    $.10

        There are no restrictions on the payment of dividends on the Company's Common Stock. Future payment of dividends will be within the discretion of the Company's Board of Directors and will depend on earnings, capital requirements and the operating and financial condition of the Company.

Item 6.  Selected Financial Data

                                                                       Years Ended March 31,
                                                    ----------------------------------------------------------
OPERATING RESULTS                                     1995        1994        1993        1992        1991
Number of racing days                                  155         137         146         155         155
Operating revenues:
  Pari-mutuel commissions and breakage ..........   $7,415,272  $7,174,657  $7,741,035  $8,030,157  $8,361,381
                                                    ----------  ----------  ----------  ----------  ----------
  Less payments to New York State ...............      543,773     609,281     602,663     672,563     725,397
  Breaders' Fund ................................      267,838     234,553     266,416     302,700     320,651
  Purses ........................................      320,981     363,010     418,211     490,004     532,675
                                                    ----------  ----------  ----------  ----------  ----------
                                                     1,132,592   1,206,844   1,287,290   1,465,267   1,578,723
                                                    ----------  ----------  ----------  ----------  ----------

Net pari-mutuel commissions and breakage ........    6,282,680   5,967,813   6,453,745   6,564,890   6,782,658
Admissions ......................................      240,667     251,313     232,956     300,533     371,192
Concessions and other revenues ..................    1,134,225     982,459     846,758     954,698   1,007,236
                                                    ----------  ----------  ----------  ----------  ----------

    Total operating revenues ....................    7,657,572   7,201,585   7,533,459   7,820,121   8,161,086
                                                    ----------  ----------  ----------  ----------  ----------

Operating expenses:
  Purses ........................................    2,583,262   2,239,368   2,366,657   2,479,171   2,948,465
  Other .........................................    5,980,559   5,781,239   5,520,993   5,588,840   5,467,708
                                                    ----------  ----------  ----------  ----------  ----------

    Total operating expenses ....................    8,563,821   8,020,607   7,887,650   8,068,011   8,416,173
                                                    ----------  ----------  ----------  ----------  ----------

    Income (loss) from operations ...............     (906,249)   (819,022)   (354,191)   (247,890)   (255,087)
                                                    ----------  ----------  ----------  ----------  ----------

Other income:
  Commission for capital improvements ...........      192,488     199,735     205,256     231,818     246,858
  Investment income .............................       30,380     107,216     140,006     170,493     202,024
                                                    ----------  ----------  ----------  ----------  ----------

    Total other income ..........................      222,868     306,951     345,262     402,311     448,882
                                                    ----------  ----------  ----------  ----------  ----------

    Income (loss) before taxes on income ........     (683,381)   (512,071)     (8,929)    154,421     193,795

Provision (credit) for taxes on income ..........      (11,770)   (199,871)    (19,690)     16,229      13,724
                                                    ----------  ----------  ----------  ----------  ----------

    Income (loss) before cumulative effect ......     (671,611)   (312,200)     10,761     138,192     180,071

Cumulative effect ...............................                 (100,000)
                                                    ----------  ----------  ----------  ----------  ----------

    NET INCOME (LOSS) ...........................   $ (671,611) $ (412,200) $   10,761  $  138,192  $  180,071
                                                    ==========  ==========  ==========  ==========  ==========


Per share of common stock:
  Income (loss) before cumulative effect* .......      ($ 2.68)    ($ 1.25)     $ 0.04      $ 0.55      $ 0.71
  Net income (loss)* ............................      ($ 2.68)    ($ 1.65)     $ 0.04      $ 0.55      $ 0.71
  Cash dividends ................................       $ 0.00      $ 0.20      $ 0.65      $ 0.80      $ 0.95
  Shareholders' equity ..........................       $11.47      $14.17      $16.02      $16.64      $16.89

- --------
*  Based upon weighted average shares outstanding

Item 6.  Selected Financial Data (Continued)

                                                                        Years Ended March 31,
                                                    ----------------------------------------------------------
FINANCIAL CONDITION                                   1995        1994        1993        1992        1991
Number of racing days                                  155         137         146         155         155
Current assets...................................   $1,582,667  $1,808,156  $2,562,208  $2,239,383  $1,560,602
Marketable securities - due after one year.......      248,722     651,341     561,098   1,179,915   1,733,818
Net property, plant and equipment................    2,018,003   2,125,328   1,776,458   1,776,076   1,950,806
Other assets.....................................      572,942     577,618     590,432     654,562     654,830
                                                    ----------  ----------  ----------  ----------  ----------
                                                    $4,422,334  $5,162,443  $5,490,196  $5,849,936  $5,900,056
                                                    ==========  ==========  ==========  ==========  ==========

Current liabilities..............................   $  520,195  $  582,391  $  390,031  $  511,802  $  469,375
Non-current liabilities..........................    1,030,857   1,031,304   1,089,140   1,150,305   1,147,143
Shareholders' equity.............................    2,871,282   3,548,748   4,011,025   4,187,829   4,283,538
                                                    ----------  ----------  ----------  ----------  ----------
                                                .   $4,422,334  $5,162,443  $5,490,196  $5,849,936  $5,900,056
                                                    ==========  ==========  ==========  ==========  ==========


                   TWO YEAR QUARTERLY COMPARISONS - PER SHARE
                       FOR THE FISCAL YEARS 1995 AND 1994

                          Dividends Paid
                         ---------------      Low-High Bid       Low-High Bid
Quarter Ended            1995       1994          1995               1994
                         ----       ----      -------------       -----------

June 30 ...............                        $17.50-20.50        $17.25-21
September 30 ..........             $.10           19-19               17-23
December 31 ...........                            19-21            17.50-18
March 31 ..............             $.10           16-22            17.50-21

The Stock is traded in the over-the-counter market.

Item 7. Management's Discussion and Analysis of Results of Operations

Fiscal year 1995 as Compared to Fiscal Year 1994

     During fiscal 1995, operating revenues increased by $455,987. A portion of the increase is due to an additional 18 racing days during the year, while the majority of the increase in revenues were substantially due to the addition of wagering on full-card simulcasting of both in state and out of state harness racing, in conjunction with the Company's live harness racing, beginning in July.

     Operating expenses increased by $457,462 from on-track harness racing and $85,752 from simulcasting races as a guest track, for a total increase of $543,214. The principal cause for these increases was the additional 18 days of racing.

     Several new developments were undertaken during the middle to later part of the racing season which have had a positive impact on operations. Among them are New York State's passing of the "Omnibus" Racing bill in July, 1994 which produced two direct benefits for the Company. The bill reduced the New York State pari-mutuel tax rate, effective September 1, 1994, saving the Company approximately $86,000 during the seven month period ending March 31, 1995. The bill also allows for full card out of state simulcasting, thus providing additional products on which the track's patrons may wager.

     In an effort to increase attendance and handle, the Company's marketing plan has been changed to focus on a personalized, direct mail approach. The efforts thus far have yielded positive results.

     The Comfort Suites at Vernon Downs, a 175-room hotel located on the Company's property, has been a benefit to operations. Since its opening in October, 1994, the facility has provided a boost to on-track handle and attendance through both wagering directly at the hotel and in rooms, as well as providing the track with an additional source for patrons.

     The operating results of fiscal 1995 have forced management to continue to focus on reduction of operating expenses. The race dates for the 1995 racing season have been rearranged to eliminate certain dates which have historically proven to be unprofitable and replaced them with weekend racing in the early fall and late winter. The grandstand was closed during the fall of 1994 and the winter of 1995, significantly reducing the related expenses. The opening of the grandstand in only the "Summer Season" is expected to continue to provide similar benefits in the future.

Fiscal Year 1994 as Compared with Fiscal Year 1993

     During fiscal 1994, operating revenues declined $217,682 from on-track harness facing and $114,192 from simulcasting races as a guest track for a total net decrease of $331,874. Increased off-track wagering on thoroughbred and harness racing, due to a live television signal being sent into Off-Track-Betting shops in Central New York: the New York State Lottery and the opening in July 1993 of the Oneida Indian Nations Turning Stone gaming casino, approximately seven (7) miles away in Verona, New York, were the principal causes for this decline.

     Operating expenses increased by $70,897 from on-track harness racing and $62,060 from simulcasting races as a guest track for a total increase of $132,957. The principal causes were increases in advertising costs, employee health, welfare and retirement expenses, real estate and payroll taxes, heat, light, power and water costs, and the cost of up-linking our races to Off-Track Betting shops and other race tracks.

     In an effort to increase attendance at the track, the Company during the fiscal year ending March 31, 1995, has continued with many of the same promotions which were successful last year: Namely, Winners Circle passes, obtaining corporate sponsors of races and participation in the United States Trotting Association marketing and advertising promotions. Vernon Downs continues to up-link and send their races to off-track betting shops and other tracks, and will continue simulcasting of thoroughbred and other harness racing on a year-round basis. The above promotions, together with the simulcasting and the construction of a Comfort Suites hotel on the track grounds, should contribute to better results for fiscal 1995. In addition, we are hopeful in obtaining passage of new legislation to reduce the State tax on pari-mutuel wagering and for approval to operate a simulcast teletheater in Syracuse, New York which would improve future operations.

Liquidity and Capital Resources

     Anticipated cash flows from operations, and proceeds from investing activities are expected to provide adequate funds to support future financing activities. The Company continues to maintain a favorable working capital position with a current ratio of three to one.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no changes in or disagreements with accounting and financial disclosure, therefore, this item is not applicable.

Item 8. Financial Statements and Supplementary Data


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Mid-State Raceway, Inc.

     We have audited the accompanying balance sheets of MID-STATE RACEWAY, INC. as of March 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for each of the three years ended March 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Raceway, Inc. as of March 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years ended March 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

     As described in the notes to the financial statements, the Company changed its accounting for investments in certain securities in 1995, and its accounting for income taxes in 1994.


COOPERS & LYBRAND L.L.P.


Syracuse, New York
May 12, 1995

                            MID-STATE RACEWAY, INC.


                                 BALANCE SHEETS

                            MARCH 31, 1995 AND 1994

                                  -----------


                                   ASSETS                    1995        1994
                                                         ----------- -----------

Current assets
  Cash .................................................  $  619,662 $   326,185
  Cash segregated for payment of purses ................     240,893     275,773
  Marketable securities ................................     394,964     804,003
  Accounts receivable ..................................     145,481     122,060
  Prepaid insurance, taxes and other expenses ..........     162,339     167,494
  Income tax refundable ................................      19,328     112,641
                                                         ----------- -----------
  Total current assets .................................   1,582,667   1,808,156
Marketable securities - due after one year .............     248,722     651,341
                                                         ----------- -----------
Properties
  Land, racing plant and equipment .....................  12,062,906  11,930,766
  Other properties .....................................     121,672     121,672
                                                         ----------- -----------
                                                          12,184,578  12,052,438
  Less accumulated depreciation ........................  10,166,575   9,927,110
                                                         ----------- -----------
                                                           2,018,003   2,125,328
Deferred income taxes ..................................     447,661     429,311
Other assets ...........................................     125,281     148,307
                                                         ----------- -----------
                                                         $ 4,422,334 $ 5,162,443
                                                         =========== ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable ..................................... $   249,134 $   280,806
  Current deferred retirement expense ..................     114,168     104,385
  Early closing and stake events purse funds ...........     156,893     197,200
                                                         ----------- -----------
  Total current liabilities ............................     520,195     582,391
Deferred retirement expense ............................     946,857     952,731
Future stake events purse funds ........................      84,000      78,573
                                                         ----------- -----------
                                                           1,551,052   1,613,695
                                                         ----------- -----------
Shareholders' equity
  Common stock, par value $.10 per share at
    March 31, 1995; $1.00 per share at
    March 31, 1994; authorized 10,000,000
    shares at 3/31/95; authorized 612,000
    shares at 3/31/94; 250,386 shares
    issued and outstanding in 1995 and 1994 ............      25,039     250,386
  Additional paid-in-capital ............................     225,347
  Retained earnings ....................................   2,626,751   3,298,362
  Unrealized loss on marketable securities .............      (5,855)
                                                         ----------- -----------
  Total shareholders' equity ...........................   2,871,282   3,548,748
                                                         ----------- -----------
                                                         $ 4,422,334 $ 5,162,443
                                                         =========== ===========

The accompanying notes are an integral part of the financial statements.

                            MID-STATE RACEWAY, INC.


                              STATEMENTS OF INCOME

                   YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                  -----------


                                                         1995        1994        1993
                                                       ----------  ----------  ----------
                                                          155         137         146
                                                      Racing Days Racing Days Racing Days
Operating revenues
   Net pari-mutuel commissions
     and breakage from wagering
       Vernon Downs harness .........................  $3,014,863  $3,250,150  $3,704,632
       Off-track betting ............................   1,468,874   1,481,915   1,407,755
       Simulcasting .................................   1,798,943   1,235,748   1,341,358
                                                       ----------  ----------  ----------
                                                        6,282,680   5,967,813   6,453,745
   Admissions .......................................     240,667     251,313     232,956
   Concessions ......................................     456,715     508,839     694,112
   Corporate sponsors ...............................     548,028     333,170
   Other revenues ...................................     129,482     140,450     152,646
                                                       ----------  ----------  ----------
        Total operating revenues ....................   7,657,572   7,201,585   7,533,459
                                                       ----------  ----------  ----------

Operating expenses
   Purses ...........................................   2,583,262   2,239,368   2,366,657
   Payroll ..........................................   1,897,334   2,005,496   1,965,627
   Taxes, other than income .........................     394,347     422,803     364,648
   Outside services and rentals .....................     672,252     566,190     559,756
   Utilities ........................................     403,292     398,557     387,032
   Simulcasting expenses ............................     788,405     768,868     738,518
   Depreciation .....................................     254,794     231,401     212,527
   Other expenses ...................................   1,570,135   1,387,924   1,292,885
                                                       ----------  ----------  ----------
        Total operating expenses ....................   8,563,821   8,020,607   7,887,650
                                                       ----------  ----------  ----------
        Loss from operations ........................    (906,249)   (819,022)   (354,191)
                                                       ----------  ----------  ----------

Other income
   Commissions for capital improvements .............     192,488     199,735     205,256
   Investment income ................................      30,380     107,216     140,006
                                                       ----------  ----------  ----------
        Total other income ..........................     222,868     306,951     345,262
                                                       ----------  ----------  ----------
        Loss before provision for federal and state
          income taxes ..............................    (683,381)   (512,071)     (8,929)
                                                       ----------  ----------  ----------

Provision (credit) for federal and state income taxes
   Currently payable ................................       2,676    (113,871)    (40,749)
   Deferred .........................................     (14,446)    (86,000)     21,059
                                                       ----------  ----------  ----------
                                                          (11,770)   (199,871)    (19,690)
                                                       ----------  ----------  ----------

                                  (Continued)

                            MID-STATE RACEWAY, INC.


                        STATEMENTS OF INCOME (Continued)

                   YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                  -----------


                                                         1995        1994        1993
                                                       ---------   --------    --------
                                                          155         137         146
                                                      Racing Days Racing Days Racing Days
Income (loss) before cumulative effect
  of accounting principle change ...................   ($671,611) ($312,200)   $ 10,761

Cumulative effect of accounting
  principle change for income taxes ................               (100,000)
                                                       ---------   --------    --------

        NET INCOME (LOSS) ..........................   ($671,611) ($412,200)   $ 10,761
                                                       =========   ========    ========



Earnings per weighted average share:
  Income (loss) before cumulative effect ...........      ($2.68)    ($1.25)      $0.04
  Cumulative effect ................................                   (.40)
                                                       ---------   --------    --------

        NET INCOME (LOSS) ..........................      ($2.68)    ($1.65)      $0.04
                                                           =====      =====       =====

Cash dividends per share ...........................       $0.00      $0.20       $0.65
                                                           =====      =====       =====





The accompanying notes are an integral part of the financial statements.

                            MID-STATE RACEWAY, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                  -----------


                                               Common Stock
                                                Issued and                                         Unrealized
                                               Outstanding             Additional                   Loss on
                                           ---------------------        Paid-In-      Retained     Marketable
                                            Shares        Amount        Capital       Earnings     Securities        Total
                                           -------      --------       ----------    ----------    ----------     ----------
Balance at March 31, 1992 ...........      251,692      $251,692                     $3,936,137                   $4,187,829
Net income for the year .............                                                    10,761                       10,761
Cash dividends ......................                                                  (162,751)                    (162,751)
Purchase of common stock ............       (1,306)       (1,306)                       (23,508)                     (24,814)
                                           -------      --------                     ----------                   ----------
Balance at March 31, 1993 ...........      250,386       250,386                      3,760,639                    4,011,025
Net loss for the year ...............                                                  (412,200)                    (412,200)
Cash dividends ......................                                                   (50,077)                     (50,077)
                                           -------      --------                     ----------                   ----------
Balance at March 31, 1994 ...........      250,386       250,386                      3,298,362                    3,548,748
Unrealized loss on marketable
  securities upon adoption of
  SFAS No. 115 on April 1, 1994
  (see Note 1) ......................                                                                $(3,468)         (3,468)
Net loss for the year ...............                                                  (671,611)                    (671,611)
Increase in unrealized loss
  on marketable securities ..........                                                                 (2,387)         (2,387)
Effect of change in common stock
  par value to $.10 per share from
  $1.00 per share ...................                   (225,347)      $225,347
                                           -------      --------       --------      ----------      -------      ----------
    TOTAL AT MARCH 31, 1995 .........      250,386      $ 25,039       $225,347      $2,626,751      $(5,855)     $2,871,282
                                           =======      ========       ========      ==========      =======      ==========

                            MID-STATE RACEWAY, INC.

                            STATEMENTS OF CASH FLOWS

                   YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                  -----------



                                                                  1995                 1994               1993
                                                              -----------          -----------        -----------
                                                                  155                  137                 146
                                                              Racing Days          Racing Days        Racing Days
Cash flows from operating activities
  Net income (loss) .......................................   ($  671,611)         ($  412,200)         $ 10,761
                                                               ----------           ----------          --------
  Adjustments  to  reconcile  net  income
    to net  cash  provided  by  operating
    activities:
      Depreciation ........................................       254,794              231,401           212,527
      Net amortization/accretion of marketable
        securities ........................................         1,826          (       181)        (  11,324)
      Deferred retirement expense .........................         3,909               34,863         (  61,840)
      Deferred income taxes ...............................   (    14,446)              14,000            21,059
      (Increase) decrease in segregated cash ..............        34,880          (     5,848)           23,350
      (Increase) decrease in accounts receivable ..........       (23,421)         (     7,736)           29,116
      (Increase) decrease in prepaid expenses .............         5,155               38,066         (  53,729)
      (Increase) decrease in other assets .................        23,026               (1,186)        (  12,081)
      Increase (decrease) in accounts payable .............       (31,672)              93,813         (  42,594)
      Increase (decrease) in purse funds ..................   (    34,880)               5,848         (  23,350)
      (Increase) decrease in federal and
         New York State taxes on income ...................        93,313          (    33,723)        (  41,630)
                                                               ----------           ----------          --------

     Total adjustments ....................................       312,484              369,317            39,504
                                                              -----------           ----------          --------
     Net cash provided by (used in) operating
       activities .........................................   (   359,127)         (    42,883)           50,265
                                                              -----------           ----------          --------
Cash flows from investing activities
  Proceeds from maturities of marketable securities .......     1,249,715            2,703,487           568,963
  Purchases of marketable securities ......................   (   449,642)         ( 1,883,194)        ( 284,187)
  Purchase of properties and equipment ....................   (   147,469)         (   580,271)        ( 212,908)
                                                              -----------           ----------          --------
     Net cash provided by investing activities ............       652,604              240,022            71,868
                                                              -----------           ----------          --------
Cash flows from financing activities
  Purchases of common stock ...............................                                            (  24,814)
  Dividends paid ..........................................                        (    50,077)        ( 162,751)
                                                                                    ----------          --------
     Net cash used in financing activities ................                            (50,077)        ( 187,565)
                                                                                    ----------          --------
     Net increase (decrease) in cash and cash
       equivalents ........................................       293,477              147,062         (  65,432)

Cash and cash equivalents at beginning of year ............       326,185              179,123           244,555
                                                              -----------           ----------          --------
     CASH AND CASH EQUIVALENTS AT END OF YEAR .............    $  619,662           $  326,185          $179,123
                                                              ===========           ==========          ========

Supplemental  disclosures of cash flow information
  Cash paid (received) during the year for:
    Income taxes ..........................................   ($   92,000)         ($   80,000)         $ 22,000
    Gross change in net unrealized loss on
      securities available for sale .......................   (     9,759)




    The accompanying notes are an integral part of the financial statements.

                            MID-STATE RACEWAY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  -----------



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Marketable Securities

          Effective April 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As required by this pronouncement, the Company has classified its investments in securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value, with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of the applicable income tax effect. None of the Company's investment securities have been classified as trading securities. The effect of this change in accounting as of April 1, 1994 was to decrease investment securities by $5,780 and shareholders' equity by $3,468, net of deferred taxes of $2,312.

     B.   Properties

          Properties are carried at cost less accumulated depreciation computed by the straight-line and accelerated methods.

          The estimated useful life of the various classes of assets on which current provisions were based are as follows:

                  Land improvements ................     5 to 20 years
                  Buildings and improvements .......    10 to 40 years
                  Other structures .................    15 to 31-1/2 years
                  Equipment ........................     3 to 20 years

     C.   Retirement Plans

          The Company sponsors a number of retirement plans that cover substantially all employees. One group of union employees are covered under an industry-wide union pension plan. The other group of union employees are covered under a defined contribution individual account retirement severance plan which is funded currently. The total contribution under both plans for the years ended March 31, 1995, 1994 and 1993 amounted to $66,726, $89,298 and $95,678, respectively.

          The remaining employees are covered by a defined contribution currently funded individual account retirement plan or an unfunded deferred compensation plan. The total expense charged to operations for these plans amounted to $125,325, $63,527 and ($19,426) for the respective years. The deferred compensation plan's projected benefit obligation approximates the accrued liability.

                            MID-STATE RACEWAY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  -----------



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     D.   Earnings Per Share

          Earnings per share of common stock has been calculated based on the weighted average shares outstanding during each year. The weighted average number of common shares outstanding was 250,386 during 1995 and 1994, and 250,451 during 1993.

     E.   Income Taxes

          During fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Accordingly, the Company has changed its method of accounting for income taxes from the deferred method used in prior years to the method prescribed by SFAS No. 109. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Prior years' financial statements have not been restated for the accounting change (see Note 3).

     F.   Revenue Recognition

          With the exception of Off Track Betting revenue the Company recognizes most revenue for commissions and wagering, corporate sponsors, admissions, and commissions for capital improvements when the related racing event is run. Off Track Betting - out of region commissions are recognized as received. Investment income is recognized on the accrual basis.

     G.   Cash Flows

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in banks, money market funds, certificates of deposit and repurchase agreements with original maturities of not more than ninety days.

     H.   Par Value of Common Stock

          The Company decreased its common stock par value from $1.00 at March 31, 1994 to $.10 per share at March 31, 1995. The Company also increased shares authorized from 612,000 at March 31, 1994 to 10,000,000 shares at March 31, 1995.

                            MID-STATE RACEWAY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  -----------



2.   PROPERTIES

     Properties at March 31 consisted of the following:

                                                     1995              1994
                                                 -----------       -----------
      Land, racing plant and equipment
        Land ...............................     $    77,802       $    77,802
        Land improvements ..................         929,931           927,215
        Buildings and improvements .........       5,682,906         5,666,117
        Race plant structures ..............       1,235,065         1,212,892
        Equipment ..........................       4,125,556         4,035,094
        Construction in progress ...........          11,646            11,646
                                                 -----------       -----------
                                                  12,062,906        11,930,766
      Other properties
        Land ...............................         121,672           121,672
                                                 -----------       -----------
            Total properties ...............      12,184,578        12,052,438
        Less accumulated depreciation ......      10,166,575         9,927,110
                                                 -----------       -----------
                                                 $ 2,018,003       $ 2,125,328
                                                 ===========       ===========


3.   INCOME TAXES

     In fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the provisions of SFAS No. 109, the Company elected not to restate prior years and has determined that the cumulative effect was a reduction in previously provided deferred tax assets of $100,000. The effect of the change was not material to fiscal 1994.

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at March 31, 1995 and 1994:


                                                             1995                              1994
                                                  --------------------------        --------------------------
                                                  Temporary           Tax           Temporary          Tax
                                                  Difference         Effect         Difference        Effect
                                                  ----------         ------         ----------        ------
      Deferred compensation ...................   $1,061,000        $394,701        $1,057,000        $394,261
      Net operating loss carryforwards ........      848,000         288,000           191,000          65,000
      Earnings of unconsolidated
        subsidiaries ..........................  (    41,000)      (  15,212)      (    64,000)      (  23,872)
      Miscellaneous ...........................        8,000           3,172           (16,000)      (   6,078)
                                                  ----------        --------        ----------        --------
                                                   1,876,000         670,661         1,168,000         429,311
      Less valuation allowance ................                    ( 223,000)
                                                  ----------        --------        ----------        --------
                                                  $1,876,000        $447,661        $1,168,000        $429,311
                                                  ==========        ========        ==========        ========

                            MID-STATE RACEWAY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  -----------



3.   INCOME TAXES (Continued)

     The Company owns certain assets whose market values are significantly greater than their book values. The Company has not recorded a valuation allowance against certain of its deferred tax assets on the basis of its available tax planning strategies including the potential for sale of the above noted assets at gains significant enough to enable realization of certain tax benefits. The net operating loss carryforward will expire on March 31, 2009.

     A reconciliation of the provision for income taxes to the statutory amount is as follows:


                                                                      Year Ended March 31
                                              -------------------------------------------------------------------
                                                     1995                    1994                   1993
                                              -----------------       -----------------       -------------------
                                               Amount       %          Amount        %         Amount         %
                                              --------     ----       --------     ----       --------      -----
     Statutory federal income tax ........   ($232,000)   (34.0)     ($174,104)   (34.0)     ($  3,035)    ( 34.0)
     Variances from statutory rate
       Add state income tax, net
         of federal tax benefit ..........       4,800      0.7      (   3,000)     0.6)         2,078       24.1
       Operating loss carryfoward ........     223,000     32.7
       Prior year's tax ..................       7,000      1.0                                 10,263      114.9
       Less reduction for
         Tax exempt income ...............   (   4,000)   ( 0.6)       (13,600)   ( 2.7)     (  28,388)    (317.9)
         Surtax credit ...................                                                   (   3,973)    ( 44.5)
         Other ...........................   (  10,570)   ( 1.5)     (   9,167)     1.7)         3,365       37.6
                                              --------     ----       --------     ----       --------      -----
         Effective tax rate ..............   ($ 11,770)   ( 1.7)     ($199,871)   (39.0)     ($ 19,690)    (219.8)
                                              ========     ====       ========     ====       ========      =====


4.   MARKETABLE SECURITIES

     As discussed more fully in Note 1, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective April 1, 1994.

     The amortized cost, gross unrealized gains, gross unrealized losses, and market values for current marketable securities and marketable securities maturing in greater than one year at March 31, 1995 is as follows:


                                                       Gross Unrealized
                                        Amortized    ---------------------
      Securities Held to Maturity         Cost          Gain        Loss        Market
      ---------------------------       ---------    --------    ---------     --------
      Municipal bonds .............     $394,965     $   --       $  1,209     $393,756
                                        --------     --------     --------     --------
        Total held to maturity ....     $394,965     $   --       $  1,209     $393,756
                                        ========     ========     ========     ========
                                                       Gross Unrealized
                                        Amortized    ---------------------
      Securities Held to Maturity         Cost          Gain        Loss        Market
      ---------------------------       ---------    --------    ---------     --------
      Municipal bonds .............     $243,552     $   --       $ 12,630     $230,922
        Other .....................       14,929        2,871         --         17,800
                                        --------     --------     --------     --------
          Total available for sale      $258,481     $  2,871     $ 12,630     $248,722
                                        ========     ========     ========     ========

                            MID-STATE RACEWAY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  -----------



4.   MARKETABLE SECURITIES (Continued)

     All available-for-sale securities mature between one and five years with the exception of a security with an amortized cost of $11,000 which approximates its market value and matures in the year 2000.

     The carrying value and market values of the marketable securities portfolio at March 31, 1994 is as follows:


                                                                    Gross Unrealized
                                                Amortized        ----------------------
                                                   Cost           Gain           Loss           Market
                                               ----------        -------        -------       ----------
      Municipal bonds ....................     $1,326,498        $14,358        $15,321       $1,325,535
      Commercial Paper ...................        124,917           --             --            124,917
      Other ..............................          3,929          2,271           --              6,200
                                               ----------        -------        -------       ----------
        Total marketable securities ......     $1,455,344        $16,629        $15,321       $1,456,652
                                               ==========        =======        =======       ==========



     The carrying value and estimated market value of marketable securities at March 31, 1995 by maturity are shown below:


                                                        Held to Maturity          Available for Sale
                                                     -----------------------    ------------------------
                                                                  Estimated                    Estimated
                                                     Carrying       Market      Carrying         Market
                                                       Value        Value         Value          Value
                                                     --------     ----------    ---------      ---------
      Due in one year or less ...................    $394,965      $393,756      $ 11,000       $ 11,000
      Due between one through five years ........                                 247,481        237,722
                                                     --------      --------      --------       --------
                                                     $394,965      $393,756      $258,481       $248,722
                                                     ========      ========      ========       ========

     Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities.

5.   LEASES

     The Company leases certain equipment for use during each racing season including an agreement for pari-mutuel totalisator equipment and services. A five-year agreement was reached in the year ended March 31, 1989 for the racing seasons 1989 through 1993. The agreement was extended through 1995. Under the agreement, the minimum daily charge for this equipment and service is $1,500 for racing seasons 1989 through 1992, and $1,300 for racing seasons 1993 through 1995.

     The total rent expense for the years ended March 31, 1995, 1994 and 1993 amounted to $328,466, $298,236 and $313,351 of which $217,620, $197,532 and
     $239,820 was paid on the totalisator contract for the respective years.

                            MID-STATE RACEWAY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  -----------



6.   COMMISSION FOR CAPITAL IMPROVEMENTS

     On July 26, 1983, legislation was passed permitting Upstate harness tracks to apply for an increase of 1% of on-track regular and multiple bet pools and 1/2 of 1% from OTB regular and multiple bet pools. Under the law and subject to the approval of the New York State Racing and Wagering Board, these additional funds must be used exclusively for capital improvements. The Company elected to increase such commissions effective September 14, 1983. Expenditures for capital improvements through March 31, 1995 under this program exceed total commissions received by $383,546 and are recoverable in future years as sufficient commissions are generated.


7.   INVESTMENT INCOME

     Investment income consisted of the following:

                                            1995         1994         1993
                                          -------      --------     --------

     Interest and dividends ............  $53,407      $106,030     $127,926
     Equity in earnings (loss)
       of Syracuse Mile, Inc. (an
       insignificant subsidiary) ....... ( 23,027)        1,186       12,080
                                          -------      --------     --------
                                          $30,380      $107,216     $140,006
                                          =======      ========     ========


8.   BUSINESS OPERATIONS

     Mid-State Raceway, Inc., known as Vernon Downs in Vernon, New York, is licensed under and subject to the regulations of the Pari-Mutuel Revenue Law and supervision of the New York State Racing and Wagering Board to conduct harness racing at its track and to simulcast racing from other tracks.

     During 1995 and 1994, the Company received a total of $634,400 and $422,000 (before expenses), respectively, for Corporate Sponsorship of races. Various companies affiliated with the majority shareholder purchased an aggregate of $76,500 and $92,000 (before expenses) of these sponsorships in 1995 and 1994, respectively.


9.   RECLASSIFICATION

     Certain amounts of prior years have been reclassified for comparative purposes.

                            MID-STATE RACEWAY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  -----------



10.  HOTEL LEASE

     During fiscal year 1994, the Company entered into a lease agreement with a partnership, as leasee, that includes the Company's majority shareholder. The Company has leased for an initial period of twenty years a certain portion of their property for the purpose of permitting the partnership to construct, own, and operate a hotel. Anytime during the lease or any renewal period of the lease, the Company may elect to assume all of lessee's duties, obligations, rights and responsibilities under the lease. Lease payments during the initial twenty year period will be $10,000 per year. Construction of the hotel by the partnership was completed in October of 1994. The Company also operates pari-mutuel wagering on the hotel premises. The amount wagered on these premises for the period October, 1994 to March 31, 1995 amounted to approximately $1,165,900 producing commissions of approximately $263,000 for fiscal 1995.

                                    PART III

The information required by Items 10, 11, and 12 relating to directors and executive officers of Mid-State Raceway, Inc. is incorporated by reference to pages 2 through 9 of the Company's definitive Proxy Statement dated June 26, 1995.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to Note 7 of the financial statements included in this Form 10-K.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                           Page
                                                                           ----
(a)  1.  Financial Statements
         Included in Part II, Item 8 of this report
           Report of Independent Certified Public Accountants ..........      9
           Balance Sheets, March 31, 1995 and 1994 .....................     10
           Statements of Income, Years Ended March 31, 1995, 1994
             and 1993 ..................................................  11-12
           Statements of Shareholders' Equity, Years Ended March 31,
             1995, 1994 and 1993 .......................................     13
           Statements of Cash Flows, Years Ended March 31, 1995,
             1995 and 1993 .............................................     14
     Notes to Financial Statements .....................................  15-19

(a)  2.  Financial Statement Schedules

Schedules other than those listed above have been omitted because they are not required, not applicable or the required information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     None were filed for the quarter ended March 31, 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Village of Vernon, State of New York, on the 22nd day of June 1995.

                                      MID-STATE RACEWAY, INC.

                                      BY  /s/  FRANK O. WHITE, JR.
                                         ------------------------------------
                                               Frank O. White, Jr.
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title                        Date
- ---------                                 -----                       ------
/s/ FRANK O. WHITE, JR.         President, Chief Executive        June 22, 1995
- -------------------------         Officer and Director
Frank O. White, Jr.

/s/ JAMES J. MORAN              Vice President,                   June 22, 1995
- -------------------------         Secretary and Director
James J. Moran


/s/ CARL J. EILENBERG           Director                          June 22, 1995
- -------------------------
Carl J. Eilenberg

/s/ SALVATORE P. GIUFRE         Director                          June 22, 1995
- -------------------------
Salvatore P. Giufre

/s/ ROBERT W. JAQUINT           Director                          June 22, 1995
- -------------------------
Robert W. Jaquint

/s/ DICK MAC PHERSON            Director                          June 22, 1995
- -------------------------
Dick Mac Pherson

/s/ JAMES E. RAYMONDA           Director                          June 22, 1995
- -------------------------
James E. Raymonda

/s/ FRANK O. WHITE              Director                          June 22, 1995
- -------------------------
Frank O. White

                                  (Continued)

Signature                                 Title                        Date
- ---------                                 -----                       ------

- --------------------------      Director
Jerome M. Wilson

/s/ THOMAS P. HEGEMAN          Treasurer - (Principle             June 22, 1995
- --------------------------     Financial and Accounting Officer)
Thomas P. Hegeman


/s/ DAVID H. BROWN             Assistant to the                   June 22, 1995
- --------------------------     President and Director
David H. Brown