Form 10-K
period 1995-12-31
MID STATE RACEWAY INC
filed 1997-01-14
CIK 65914

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

     (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) or

     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (no fee required)

For the fiscal year ended December 31, 1995        Commission File Number 0-1607
                          -----------------                               ------


                             MID-STATE RACEWAY, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New York State                                 15-0555258
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


           VERNON, NEW YORK                                13476
---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code - (315) 829-2201
                                                            --------------
           Securities registered pursuant to Section 12(b of the Act:

                                                   Name of each exchange
         Title of each class                        on which registered
         -------------------                       ---------------------
               None                                        None

           Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK $.10 PAR VALUE PER SHARE
                      -------------------------------------
                                (Title of Class)

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

                                  YES  X    NO
                                     ----     ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of a specified date within 60 days prior to the date of filing.

              Class                          Outstanding at September 10, 1996
   ---------------------------               ---------------------------------
   COMMON STOCK $.10 PAR VALUE                        250,386 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                      Part(s) where incorporated
                                                      --------------------------
Proxy Statement of the registrant to be filed December 18, 1996   III

                 The total number of pages in this report is 25.

                                TABLE OF CONTENTS

                         FORM 10-K ANNUAL REPORT - 1995

                             MID-STATE RACEWAY, INC.

                                                                           Page
                                                                           ----
Part I

   Item 1.  Business ...................................................    3

   Item 2.  Properties .................................................    3

   Item 3.  Legal Proceedings ..........................................    3

   Item 4.  Submission of Matters to a Vote of Security Holders ........    3

PART II

   Item 5.  Market for the Registrant's Common Stick and Related
              Security Holder Matters ..................................    4

   Item 6.  Selected Financial Data ....................................    5-6

   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................    7-9

   Item 8.  Financial Statements and Supplementary Data ................   10-22

   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ......................   23

PART III

   Item 10.  Directors and Executive Officers of the Registrant ........   24

   Item 11.  Executive Compensation ....................................   24

   Item 12.  Security Ownership of Certain Beneficial Owners and
               Management ..............................................   24

   Item 13.  Certain Relationships and Related Transactions ............   24

PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K .............................................   24-25

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

Increased off-track wagering on thoroughbred and harness racing due to a live television signal being sent into OTB shops in Central New York, the New York State Lottery and the Oneida Indian Nation's Turning Stone Casino, approximately 7 miles away in Verona, New York, were the principal causes to affect Vernon's on-track daily averages of handle and attendance.

Competition for good horses with the resultant attractive racing programs, has increased in recent years, particularly from the metropolitan New York - New Jersey area. However, entries in Vernon Downs' early closing and stake events continue at prior years' levels in both the number and quality of horses.

The Company employed 222 persons during the fiscal year.

Item 2.  Properties

The Racing Plant is located in Vernon, Oneida County, New York. Since the opening of the plant and related facilities in 1953, the Company has maintained a policy of continuously improving and modernizing its facilities. In the period ended December 31, 1995, $96,000 was expended for equipment and renovations to the plant.

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

Item 3.  Legal Proceedings.

The Company is a defendant in two actions claiming damages in connection with wrongful death and injury claims. No estimate can yet be made of the potential for liability or damages or the likely outcome of the litigation.

Item 4.  Submission of Matters to a Vote of Securities Holders.

There are no matters that were submitted during the quarter requiring a vote of securities holders, therefore, this item is not applicable.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

(a)  Price Range of Stock

     The following table shows the range of closing bid prices for the Common Stock in the over-the-counter market for the calendar quarters indicated. The prices are based upon local quotes only, as the stock is not listed or reported by NASDAQ.

                                                   Bid Prices
                                   -------------------------------------------
                                     9 Months Ended               Year Ended
                                   December 31, 1995            March 31, 1995
                                       Low - High                 Low - High
                                   -----------------            --------------

     Quarter Ended June 30            $8.50 - 22.00              $17.50 - 20.50

     Quarter Ended September 30       15.00 - 18.50               19.00 - 19.00

     Quarter Ended December 31         7.75 - 22.00               19.00 - 21.00

     Quarter Ended March 31                                       16.00 - 22.00



(b)  Approximate Number of Equity Security Holders

              Title of Class                  Number of Record Holders
           -------------------                ------------------------
           Common stock, $.10                           544
           par value per share

(c)  Dividends

     There were no dividends paid during the 9 months ended December 31, 1995, or the fiscal year ended March 31, 1995.

     There are no restrictions on the payment of dividends on the Company's Common Stock. Future payment of dividends will be within the discretion of the Company's Board of Directors and will depend on earnings, capital requirements and the operating and financial condition of the Company.

Item 6. Selected Financial Data



                                                9 months ended
                                                  December 31,  ----------- Years Ended March 31, -----------
OPERATING RESULTS                                    1995       1995         1994          1993        1992
                                                     ----       ----         ----          ----        ----
Number of racing days                                122         155          137           146         155
Operating revenues:
   Pari-mutuel commissions and breakage          $7,121,567  $7,415,272   $7,174,657   $7,741,035   $8,030,157
                                                 ----------  ----------   ----------   ----------   ----------
   Less payments to New York State                  291,317     543,773      609,281      602,663      672,563
   Breeders' Fund                                   271,316     267,838      234,553      266,416      302,700
   Purses                                           223,586     320,981      363,010      418,211      490,004
                                                 ----------   ---------   ----------    ---------    ---------
                                                    786,219   1,132,592    1,206,844    1,287,290    1,465,267
                                                 ----------   ---------   ----------    ---------    ---------
Net pari-mutuel commissions and breakage          6,335,348   6,282,680    5,967,813    6,453,745    6,564,890
Admissions                                          123,522     240,667      251,313      232,956      300,533
Concessions and other revenues                      679,410   1,134,225      982,459      846,758      954,698
                                                 ----------   ---------   ----------    ---------    ---------
   Total operating revenues                       7,138,280   7,657,572    7,201,585    7,533,459    7,820,121
                                                 ----------   ---------   ----------    ---------    ---------
Operating expenses:
   Purses                                         2,378,086   2,583,262    2,239,368    2,366,657    2,479,171
   Other                                          5,223,229   5,980,559    5,781,239    5,520,993    5,588,840
                                                 ----------   ---------   ----------    ---------    ---------
   Total operating expenses                       7,601,315   8,563,821    8,020,607    7,887,650    8,068,011
                                                 ----------   ---------   ----------    ---------    ---------
   Loss from operations                            (463,035)   (906,249)    (819,022)    (354,191)    (247,890)
                                                 ----------   ---------   ----------    ---------    ---------

Other income:
 Commissions for capital improvements               140,985     192,488      199,735      205,256      231,818
 Investment income                                   31,434      30,380      107,216      140,006      170,493
                                                 ----------   ---------   ----------    ---------    ---------
  Total other income                                172,419     222,868      306,951      345,262      402,311
                                                 ----------   ---------   ----------    ---------    ---------
  Income (loss) before taxes on income             (290,616)   (683,381)    (512,071)      (8,929)     154,421
Provision (credit) for taxes on income               18,163     (11,770)    (199,871)     (19,690)      16,229
                                                 ----------   ---------   ----------    ---------    ---------
  Income (loss) before cumulative effect           (308,779)   (671,611)    (312,200)      10,761      138,192
Cumulative effect                                                           (100,000)
                                                 ----------   ---------   ----------    ---------    ---------
   NET INCOME (LOSS)                              ($308,779)  ($671,611)   ($412,200)     $10,761     $138,192
                                                 ==========   =========   ==========    =========    =========

Per share of common stock:
   Income (loss) before cumulative effect*          ($1.23)      ($2.68)      ($1.25)      $0.04         $0.55
   Net income (loss)*                               ($1.23)      ($2.68)      ($1.65)      $0.04         $0.55
   Cash dividends                                    $0.00        $0.00        $0.20       $0.65         $0.80
   Shareholders' equity                             $10.26       $11.47       $14.17      $16.02        $16.64


*  Based on weighted average shares outstanding




                                                9 months ended
                                                  December 31,  ----------- Years Ended March 31, -----------
FINANCIAL CONDITION                                  1995       1995         1994          1993        1992
                                                     ----       ----         ----          ----        ----
Number of racing days                                122           155         137          146           155
Current assets                                  $1,228,020  $1,582,667   $1,808,156   $2,562,208   $2,239,383
Marketable securities - due after
 one year                                          270,770     248,722      651,341      561,098    1,179,915
Net property, plant and equipment                1,933,496   2,018,003    2,125,328    1,776,458    1,776,076
Other assets                                       576,462     572,942      577,618      590,432      654,562
                                                ----------  ----------   ----------   ----------   ----------
                                                $4,008,748  $4,422,334   $5,162,443   $5,490,196   $5,849,936
                                                ==========  ==========   ==========   ==========   ==========
Current liabilities                             $  508,558  $  520,195   $  582,391   $  390,031   $  511,802
Non-current liabilities                            929,731   1,030,857    1,031,304    1,089,140    1,150,305
Shareholders' equity                             2,570,459   2,871,282    3,548,748    4,011,025    4,187,829
                                                ----------  ----------   ----------   ----------   ----------
                                                $4,008,748  $4,422,334   $5,162,443   $5,490,196   $5,849,936
                                                ==========  ==========   ==========   ==========   ==========


Item 7. Management's Discussion and Analysis

Results of Operations

Nine Months Ended December 31, 1995 as Compared to Fiscal Year Ended March 31, 1995

During the nine month period ended December 31, 1995, operating revenues decreased by $519,292, compared with the fiscal year ended March 31, 1995. The reduced operating revenues were the effect of the Company's change in year end, resulting in a nine month transitional period. A portion of the decrease is due to 33 less live racing days during the transitional period, offset by significant increases in revenues, due to full-card simulcasting of both in state and out of state harness and thoroughbred racing, over the entire transitional period. Net corporate sponsorship of racing events decreased $193,820 from the previous racing season, and are expected to diminish significantly in the 1996 season.

The Comfort Suites hotel, located on the Raceway's property continues to benefit the Company's operations. The hotel's mutuel operation provided nearly $9.4 million in total wagers during the transitional period, representing one third of the Company's gross handle.

In addition to the Comfort Suites contribution to the Company's handle and attendance, the hotel has presented additional opportunities for reducing expenses, as the simulcasting operation is conducted exclusively in the hotel lounge on Monday and Tuesday, eliminating the expense associated with opening the Club House on these days.

Operating expenses decreased by $962,506 compared to the fiscal year ended March 31, 1995. The principal causes for the decrease were the reduction 33 days of racing coupled with the shorter transitional period which eliminated three months of fixed expenses.

The Omnibus Racing bill, originally passed in July, 1994, continues to generate positive increases in the Company's simulcast operations. The bill, which lifted several of the restrictions on receiving simulcast race signals and wagering on out of state races, has allowed Vernon Downs to offer a variety of harness and thoroughbred races from around the country. Over thirty different tracks were received during the period ended December 31, 1995.

The Company continues to concentrate on the reduction of operating expenses. Efforts such as the elimination of live race dates which have historically proven to be unprofitable and the closing of the track's Grandstand during the fall and winter, significantly reduced the related expenses. Negotiations with collective bargaining units have produced concessions to both payroll and other operational expenses.

Statistical Comparison:
9 Months Ended December 31, 1995 vs. 9 Months Ended December 31, 1994

                                       Nine Months Ended
                                          December 31,
                               --------------------------------     INCREASE
                                    1995              1994         (DECREASE)
                               --------------   ---------------    ----------
  GROSS HANDLE:

  Live Harness                   $12,776,316      $17,015,329     ($4,329,013)
  OTB & ITW                       10,284,718       13,861,338      (3,576,620)
  Thoroughbred Simulcast           5,483,834        4,218,068       1,265,766
  Harness Simulcast               10,702,809        1,183,976       9,518,833

Statistical Comparison:

9 Months Ended December 31, 1995 vs. 9 Months Ended December 31, 1994

                                            Nine Months Ended
                                                December 31,
                                      --------------------------      INCREASE
                                         1995             1994       (DECREASE)
                                      ----------       ---------     ---------

  DAILY AVERAGE:

  Live Harness Handle                $104,723          $122,412       ($17,689)
  OTB & ITW Handle                     84,301            99,722        (15,421)
  Attendance                            1,782             1,609            173


  LIVE RACING DAYS                        122               139            (17)


Year Ended March 31, 1995 as Compared to Year Ended March 31, 1994

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

The Comfort Suites at Vernon Downs, a 175 room hotel located on the Company's property, has been a benefit to operations. Since it's opening in October, 1994, the facility has provided a boost to on track handle and attendance through both wagering directly at the hotel and in rooms, as well as providing the track with an additional source for patrons.

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

Liquidity and Capital Resources

Anticipated cash flows from operations, and proceeds from investing activities are expected to provide adequate funds to support future financing activities. The Company continues to maintain a favorable working capital position with a current ratio in excess of two to one.

UK  Urbach Kahn & Werlin PC
&W  CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders and
Board of Directors of
Mid-State Raceway, Inc.

We have audited the accompanying balance sheet of Mid-State Raceway, Inc. as of December31, 1995, and the related statements of operations, changes in shareholders' equity and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Raceway, Inc. as of December31, 1995, and the results of its operations and its cash flows for the nine months then ended in conformity with generally accepted accounting principles.

                                             URBACH KAHN & WERLIN PC

Albany, New York
September 10, 1996

Coopers
&Lybrand

INDEPENDENT AUDITOR'S REPORT

To the Shareholders of
Mid-State Raceway, Inc.

We have audited the accompanying balance sheet of Mid-State Raceway, Inc. as of March 31, 1995, and the related statements of income, shareholders' equity and cash flows for the two years ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Raceway, Inc. as of March 31, 1995, and the results of its operations and its cash flows for the two years ended March 31, 1995 and 1994, in comformity with generally accepted accounting principles.

As described in the notes to the financial statements, the Company changed its accounting for investments in certain securityes in 1995, and its accounting for income taxes in 1994.


                                                COOPERS & LYBRAND L.L.P.

Syracuse, New York
May 12, 1995

                             MID-STATE RACEWAY, INC.

                                 BALANCE SHEETS

                      December 31, 1995 and March 31, 1995


                                                                   December 31     March 31,
                                                                      1995           1995
                                                                   -----------    -----------
                  ASSETS

CURRENT ASSETS
  Cash                                                             $   551,567    $   619,662
  Cash restriced for purses and uncashed winning tickets               141,629        156,893
  Investments                                                            8,775        394,964
  Accounts receivable                                                  333,073        145,481
  Prepaid insurance, taxes and other expenses                          171,293        162,339
  Refundable income taxes                                               21,683         19,328
                                                                   -----------    -----------
          Total current assets                                       1,228,020      1,498,667
                                                                   -----------    -----------

PROPERTY, PLANT AND EQUIPMENT
  Land, Racing plant and equipment                                  12,159,787     12,063,816
  Other properties                                                     121,672        121,672
                                                                   -----------    -----------
                                                                    12,281,459     12,185,488
  Less accumulated depreciation                                     10,347,963     10,167,485
                                                                   -----------    -----------
                                                                     1,933,496      2,018,003
                                                                   -----------    -----------

OTHER ASSETS
  Investments                                                          270,770        248,722
  Cash restricted for future stake events purses                        15,770         84,000
  Deferred income taxes                                                426,032        447,661
  Other assets                                                         134,660        125,281
                                                                   -----------    -----------
                                                                       847,232        905,664
                                                                   -----------    -----------
                                                                   $ 4,008,748    $ 4,422,334
                                                                   ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $   259,364    $   249,134
  Current portion of deferred retirement benefits                      107,565        114,168
  Uncashed winning tickets                                              58,229           --
  Early closing and stake events purse funds                            83,400        156,893
                                                                   -----------    -----------
         Total current liabilities                                     508,558        520,195
                                                                   -----------    -----------
DEFERRED RETIREMENT BENEFITS                                           913,961        946,857
                                                                   -----------    -----------
FUTURE STAKE EVENTS PURSE FINDS                                         15,770         84,000
                                                                   -----------    -----------

SHAREHOLDERS' EQUITY
  Common stock, par value $10 per share;
    authorized 10,000,000 shares;
    issued and outstanding 250,386 shares                               25,039         25,039
  Additional paid-in capital                                           225,347        225,347
  Retained earnings                                                  2,317,972      2,626,751
  Unrealized gain (loss) on investments                                  2,101         (5,855)
                                                                   -----------    -----------
          Total shareholders' equity                                 2,570,459      2,871,282
                                                                   -----------    -----------
                                                                   $ 4,008,748    $ 4,422,334
                                                                   ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                             MID-STATE RACEWAY, INC.

                            STATEMENTS OF OPERATIONS
               Nine Months Ended December 31, 1995 and Years Ended
                             March 31, 1995 and 1994


                                                      For the Nine               For the Years Ended
                                                      Months Ended       ---------------------------------
                                                    December 31, 1995    March 31, 1995     March 31,1994
                                                     122 Racing Days     155 Racing Days    137 Racing Day
                                                    ----------------     ---------------    --------------
Operating revenues
  Net pari-mutuel commissions and breakage
    from wagering
      Vernon Downs Harness                             $ 2,201,200          $ 3,014,863        $ 3,250,150
      Off-track betting                                  1,109,876            1,468,874          1,481,915
      Simulcasting                                       3,024,272            1,798,943          1,235,748
                                                       -----------          -----------        -----------
                                                         6,335,348            6,282,680          5,967,813
  Admissions                                               123,522              240,667            251,313
  Concessions                                              223,782              456,715            508,839
  Corporate sponsors                                       354,208              548,028            333,170
  Other revenues                                           101,420              129,482            140,450
                                                       -----------          -----------        -----------
           Total operating revenues                      7,138,280            7,657,572          7,201,585
                                                       -----------          -----------        -----------
Operating expenses
  Purses                                                 2,378,086            2,583,262          2,239,368
  Payroll                                                1,467,316            1,897,334          2,005,496
  Taxes, other than Income                                 287,151              394,347            422,803
  Outside services and rentals                             518,764              672,252            566,190
  Utilities                                                248,441              403,292            398,557
  Simulcasting expenses                                  1,260,726              788,405            768,868
  Depreciation                                             180,478              254,794            231,401
  Other expenses                                         1,260,353            1,570,135          1,387,924
                                                       -----------          -----------        -----------
           Total operating expenses                      7,601,315            8,563,821          8,020,607
                                                       -----------          -----------        -----------
Loss from operations                                      (463,035)            (906,249)          (819,022)
                                                       -----------          -----------        -----------
Other income
  Commissions for capital Improvements                     140,985              192,488            199,735
  Investment Income                                         31,434               30,380            107,216
                                                       -----------          -----------        -----------
           Total other income                              172,419              222,868            306,951
                                                                            -----------        -----------
Loss before provision (credit) for federal and
  state income taxes                                      (290,616)            (683,381)          (512,071)
                                                       -----------          -----------        -----------
Provision (credit) for federal and state income
  taxes
    Currently payable                                        1,838                2,676           (113,871)
    Deferred                                                16,325              (14,446)           (86,000)
                                                       -----------          -----------        -----------
                                                            18,163              (11,770)         (199,87l)
                                                       -----------          -----------        -----------
Loss before cumulative effect of accounting
  principle change                                        (308,779)            (571,611)          (312,200)

Cumulative effect of accounting principle change
  for income taxes                                            --                   --             (100,000)
                                                                                               -----------
Net loss                                               $  (308,779)         $  (671,611)       $  (412,200)
                                                       ===========          ===========        ===========
Loss per weighted average share:
  Loss before cumulative effect                        $     (1.23)         $     (2.68)       $     (1.25)
                                                       -----------          -----------        -----------
  Cumulative effect                                                                                  (0.40)
                                                                                               -----------
             Net (loss)                                $     (1.23)         $     (2.68)       $     (1.65)
                                                       ===========          ===========        ===========
Cash dividends per share                               $      0.00          $      0.00        $      0.20
                                                       ===========          ===========        ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                             MID-STATE RACEWAY, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Nine Months Ended December 31, 1995 and
                       Years Ended March 31, 1995 and 1994


                                             Common Stock
                                               Issued and         Additional                Unrealized Gain
                                              Outstanding           Paid-In      Retained      (Loss) on
                                           Shares      Amount       Capital      Earnings      Ivestments         Total
                                           ------     --------    ----------    ----------  ----------------    ----------
Balances at March 31, 1993                 250,386    $250,356                  $3,760,639                      $4,011,025

Net loss for the year                                                             (412,200)                       (412,200)
Cash dividends                                                                     (50,077)                        (50,077)
                                           -------    --------     --------     ----------      -------         ----------
Balances at March 31,1994                  250,386     250,386                   3,298,362                       3,548,748
Unrealized loss on investments
  upon adoption of SFAS
  No 115 on April 1,1994 (see Note 1)                                                           ($3,468)            (3,468)
Net loss for the year                                                             (671,611)                       (671,611)
Increase in unrealized loss on
  investments                                                                                    (2,387)            (2,387)
Effect of change in common
  stock par value to $.10 per
  share from $1.00 per share                          (225,347)    $225,347
                                           -------    --------     --------     ----------      -------         ----------
Balances at March 31,1995                  250,386      25,039                   2,626,751       (5,855)         2,871,282

Net loss for the year                                                             (308,779)                       (308,779)

Change in unrealized gain
  (loss) on investments                                                                           7,956              7,956
                                           -------    --------     --------     ----------      -------         ----------
Balances at December 31, 1995              250,386    $ 25,039     $225,347     $2,317,972       $2,101         $2,570,459
                                           =======    ========     ========     ==========      =======         ==========

SEE NOTES TO FINANCIAL STATEMENTS.

                             MID-STATE RACEWAY, INC.

                            STATEMENTS OF CASH FLOWS

                     Nine Months Ended December 31, 1995 and

                       Years Ended March 31, 1995 and 1994


                                                         For the Nine                For the Years Ended
                                                         Months Ended        -----------------------------------
                                                       December 31, 1995     March 31, 1995      March 31, 1994
                                                        122 Racing Days      155 Racing Days     137 Racing Days
                                                       -----------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $  (308,779)          $  (671,611)        $  (412,200)
    Adjustments to reconcile net income to net
      cash used in operating activities:

        Depreciation                                         180,478               254,794             231,401
        Net amortization/accretion of invest-
         ments                                                   697                 1,826                (181)
        Deferred retirement benefits                         (39,499)                3,909              34,863
        Deferred income taxes                                 16,325               (14,446)             14,000
        Changes in:
          Restricted cash                                     83,494                34,880              (5,848)
          Accounts receivable                               (187,592)              (23,421)             (7,736)
          Prepaid expenses                                    (8,954)                5,155              38,066
          Other assets                                        (9,379)               23,026              (1,186)
          Accounts payable                                    10,230               (31,672)             93,813
          Purse funds                                       (141,723)              (34,880)              5,848
          Uncashed winning tickets                            58,229                  --                  --
          Refundable income taxes                             (2,355)               93,313             (33,723)
                                                         -----------           -----------         -----------
             Net cash used in operating
               activities                                   (348,828)            (359,127)             (42,883)
                                                         -----------           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment
    securities                                                  --                    --             2,703,487
  Purchase of investment securities                             --                    --            (1,883,194)
  Proceeds from maturities of held-to-maturity
    investment securities                                       --               1,249,715                --
  Proceeds from maturities of available-for-sale
    investment securities                                    556,000                  --                  --
  Purchase of available-for-sale investment
    securities                                              (179,295)             (449,642)               --
  Purchase of properties and equipment                       (95,972)             (147,469)           (580,271)
                                                         -----------           -----------         -----------
    Net cash provided by investing
      activities                                             280,733               652,604             240,022
                                                         -----------           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                                --                    --               (50,077)
                                                         -----------           -----------         -----------
    Net cash used in financing activities                       --                    --               (50,077)
                                                         -----------           -----------         -----------
Net increase in cash and cash equivalents                    (68,095)              293,477             147,062
Cash at beginning of year                                    619,662               326,185             179,123
                                                         -----------           -----------         -----------
Cash at end of year                                      $   551,567           $   619,662         $   326,185
                                                         ===========           ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Cash paid (received) during the year for:
      Income taxes                                       $     2,274           $   (92,000)        $   (80,000)
                                                         ===========           ===========         ===========

      Gross change in net unrealized loss on
        investment securities available-for-sale         $    13,260           $    (9,759)        $      --
                                                         ===========           ===========         ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                             MID-STATE RACEWAY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF OPERATIONS:

             Mid-State Raceway, Inc. (the "Company"), known as Vernon Downs, operates a harness racing track in Vernon, New York. The Company is licensed by the New York Racing and Wagering Board to conduct harness racing at its track and to simulcast racing from other tracks.

          USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          CHANGE IN FISCAL YEAR:

             In 1995 the Company changed its fiscal year end to December 31 from March 31. Consequently, the statements of operations, changes in shareholders' equity, and cash flows for the period ended
             December 31, 1995 present the activities for nine months.

          INVESTMENT SECURITIES:

             Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. As required by this pronouncement, the Company has classified its investments in securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value, with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of the applicable income tax effect. None of the Company's investment securities have been classified as trading securities. The effect of this change in accounting as of April 1, 1994 was to decrease investment securities by $5,780 and shareholders' equity by $3,468, net of deferred taxes of $2,312.

          PROPERTY, PLANT AND EQUIPMENT:

             Property, plant and equipment are carried at cost less accumulated depreciation computed by the straight-line and accelerated methods.

             The estimated useful life of the various classes of assets on which current provisions were based are as follows:

             Land improvements                       5 to 20 years
             Buildings and improvements             10 to 40 years
             Other structures                   15 to 31 1/2 years
             Equipmment                              3 to 20 years

                             MID-STATE RACEWAY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          RETIREMENT PLANS:

             The Company sponsors a number of retirement plans that cover substantially all employees. One group of union employees are covered under an industry-wide union pension plan. The other group of union employees are covered under a defined contribution individual account retirement severance plan which is funded currently. The total contribution under both plans for the nine months ended December31, 1995 and the years ended March 31, 1995 and 1994 amount to $44,080, $66,726, and $89,298, respectively.

             The remaining employees are covered by a defined contribution currently funded individual account retirement plan or an unfunded deferred compensation plan. The total expense charged to operations for these plans amounted to $51,925, $125,325, and $63,527 for the nine months ended December 31, 1995 and the years ended March 31, 1995 and 1994, respectively. The deferred compensation plan's projected benefit obligation approximates the accrued liability.

          LOSS PER SHARE:

             Loss per share of common stock has been calculated based on the weighted average shares outstanding during each year. The weighted average number of common shares outstanding was 250,386 during the nine months ended December 31, 1995 and the years ended March 31, 1995 and 1994.

          INCOME TAXES:

             During fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Accordingly, the Company changed its method of accounting for income taxes from the deferred method used in prior years to the method prescribed by SFAS No.109. Under SFAS No.109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

          REVENUE RECOGNITION:

             The Company recognizes revenue for commissions from wagering, corporate sponsors, admissions, and commissions for capital improvements when the related racing event is run. Investment income is recognized on the accrual basis.

                         MID-STATE RACEWAY, INC.

                      NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          CASH FLOWS:

             For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in banks, money market funds, certificates of deposit, and repurchase agreements with original maturities of not more than ninety days.

          PAR VALUE OF COMMON STOCK:

             The Company decreased its common stock par value from $1.00 at March 31, 1994 to $.10 per share at March 31, 1995. The Company also increased shares authorized from 612,000 at March31, 1994 to 10,000,000 shares at March 31, 1995.

NOTE 2.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consists of the following:

                                                  December 31,        March 31,
                                                      1995              1995
                                                  -----------        ---------
          Land, racing plant, and equipment
             Land                                     77,802        $    77,802
             Land improvements                       929,931            929,931
             Buildings and improvements            5,682,906          5,682,906
             Race plant structures                 1,235,065          1,235,065
             Equipment                             4,219,946          4,126,375
             Construction in progress                 14,137             11,737
                                                 -----------        -----------
                                                  12,159,787         12,063,816
          Other properties

             Land                                    121,672            121,672
                                                ------------        -----------
                   Total properties               12,281,459         12,185,488
             Less accumulated depreciation        10,347,963         10,167,485
                                                 -----------        -----------
                                                 $ 1,933,496        $ 2,018,003
                                                 -----------        -----------

Note 3.   Income Taxes

          In fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the provisions of SFAS No. 109, the Company elected not to restate prior years and has determined that the cumulative effect was a reduction in previously provided deferred tax assets of $100,000. The effect of this change was not material to fiscal 1994.

                         MID-STATE RACEWAY, INC.

                      NOTES TO FINANCIAL STATEMENTS

NOTE 3    INCOME TAXES, CONTINUED

          The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:


                                                      December 31, 1995           March 31, 1995
                                                    ----------------------    ----------------------
                                                    Temporary       Tax       Temporary       Tax
                                                    Difference     Effect     Difference     Effect
                                                    ----------    --------    ----------    --------
          Deferred compensation                     $1,022,000    $380,008    $1,061,000    $394,701
          Net operating loss carryforwards           1,255,000     427,000       848,000     288,000
          Earnings of unconsolidated subsidiaries      (50,000)    (18,730)      (41,000)    (15,212)
          Miscellaneous                                   (615)       (246)        8,000       3,172
                                                    ----------    --------    ----------    --------
                                                     2,226,385     788,032     1,876,000     670,661
          Less valuation allowance                        --      (362,000)         --      (223,000)
                                                    ----------    --------    ----------    --------
                                                    $2,226,385    $426,032    $1,876,000    $447,661
                                                    ==========    ========    ==========    ========


          The Company owns certain assets whose market values are significantly greater than their book values. The Company has not recorded a valuation allowance against certain of its deferred tax assets on the basis of its available tax planning strategies including the potential for sale of the above noted assets at gains significant enough to enable realization of certain tax benefits. The net operating loss carryforward will expire at various dates through December 31, 2010.

          A reconciliation of the provision (credit) for income taxes to the statutory amount is as follows:


                                               For the Nine Months       ------------For the Years Ended------------
                                               Ended December 31,              March 31,              March 31,
                                                      1995                       1995                   1994
                                               -------------------       -------------------    --------------------
                                                 Amount      %             Amount       %          Amount       %
                                              ---------    -----         ---------    -----      ---------    -----
          Statutory federal income tax        ($ 99,000)   (34.0)        ($232,000)   (34.0)     ($174,104)   (34.0)
                                              ---------    -----         ---------    -----      ---------    -----
          Variances from statutory rate
            Add state income tax,
              net of federal tax
              benefit                             4,193      1.4             4,800      0.7         (3,000)    (0.6)
            Increase in valuation
              allowance                         139,000     47.8           223,000     32.7
            Prior year's tax                                                 7,000      1.0
            Less reduction for
              Tax exempt income                                             (4,000)    (0.6)       (13,600)    (2.7)
              Decrease in deferred
                compensation
                accrual                         (13,430)    (4.6)
              Other                             (12,600)    (4.4)          (10,570)    (1.5)        (9,167)    (1.7)
                                              ---------    -----         ---------    -----      ---------    -----
          Effective tax (credit)               $ 18,163      6.2          $ 11,770     (1.7)     ($199,871)   (39.0)
                                              =========    =====         =========    =====      =========    =====

                         MID-STATE RACEWAY, INC.

                      NOTES TO FINANCIAL STATEMENTS

NOTE 4.   MARKETABLE SECURITIES

          As discussed more fully in Note 1, the Company adopted SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities effective April 1, 1994.

          The amortized cost, gross unrealized gains, gross unrealized losses, and market values for current marketable securities and marketable securities maturing in greater than one year at December 31 and March 31, 1995 are as follows:


                                                         December 31, 1995                             March 31, 1995
                                             ----------------------------------------    ------------------------------------------
                                                          Gross Unrealized                             Gross Unrealized
                                             Amortized    ----------------                Amortized    ----------------
                                               Cost        Gain      Loss      Market       Cost        Gain      Loss      Market
                                             --------     ------    ------    --------    --------     ------    -------   --------
          Securities Held-to-Maturity        $   --       $   --    $   --    $   --      $394,964     $   --    $ 1,209   $393,755
                                             --------     ------    ------    --------    --------     ------    -------   --------
            Municipal bonds
              Total Held-to-Maturity         $   --       $   --    $   --    $   --      $394,964     $   --    $ 1,209   $393,755
                                             ========     ======    ======    ========    ========     ======    =======   ========

          Securities Available-for-Sale
            Municipal bonds                  $272,115     $  237    $1,582    $270,770    $243,552     $   --    $12,630   $230,922
            Other                               3,929      4,846        --       8,775      14,929      2,871        --      17,800
                                             --------     ------    ------    --------    --------     ------    -------   --------
              Total Available-for-Sale       $276,044     $5,083    $1,582    $279,545    $258,481     $2,871    $12,630   $248,722
                                             ========     ======    ======    ========    ========     ======    =======   ========


          The carrying value and estimated market value of investment securities at December 31, 1995 by contractual maturity are shown below:

                                                Available for Sale
                                             -----------------------
                                                           Estimated
                                             Carrying       Market
                                              Value          Value
                                             --------      ---------
          Due in one year or less            $  3,929      $  8,775
          Due in one through five years       272,115       270,770
                                             --------      --------
                                             $276,044      $279,545
                                             ========      ========

          Market value equals quoted market price, if available. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities.

NOTE 5.   LEASES

          The Company leases certain equipment for use during each racing season including an agreement for pari-mutuel totalisator equipment and services.

                             MID-STATE RACEWAY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.   LEASES, CONTINUED

          The total rent expense for the nine months ended December31, 1995 and the years ended March 31, 1995 and 1994 amounted to $566,786, $604,127, and $495,813 of which $311,038, $259,751, and $195,820 was paid on the totalisator contract for the respective years.

          The current totalisator lease agreement expires on May31, 2000. Under the agreement, rents charged for the equipment and services are dependent upon the number of live racing meets held and the number of tracks simulcasted. Future rental charges are dependent upon future live racing and simulcast events.

NOTE 6.   COMMISSION FOR CAPITAL IMPROVEMENTS

          On July 26, 1983, legislation was passed permitting Upstate New York harness tracks to apply for an increase of 1% of on-track regular and multiple bet pools and 1/2 of 1% from OTB regular and multiple bet pools. Under the law and subject to the approval of the New York State Racing and Wagering Board, these additional funds must be used exclusively for capital improvements. The Company elected to increase such commissions effective
          September 14, 1983. Expenditures for capital improvements through December 31, 1995 under this program exceed total commissions received by $339,442 and are recoverable in future years as sufficient commissions are generated.

NOTE 7.   INVESTMENT INCOME

          Investment income consisted of the following for the nine months ended December31, 1995 and years ended March 31, 1995 and 1994:


                                            December 31,  March 31,  March 31,
                                                1995        1995       1994
                                            ------------  -------    --------
          Interest and dividends              $22,054     $53,407    $106,030
          Equity in earnings (loss) of
            Syracuse Mile, Inc. (an
            insignificant subsidiary)           9,380     (23,027)      1,186
                                              -------     -------    --------
                                              $31,434     $30,380    $107,216
                                              =======     =======    ========

NOTE 8.   BUSINESS OPERATIONS

          Mid-State Raceway, Inc., known as Vernon Downs, located in Vernon, New York, is licensed under and subject to regulations of the Pari-Mutuel Revenue Law and supervision of the New York State Racing and Wagering Board to conduct harness racing at its track and to simulcast racing from other tracks.

                             MID-STATE RACEWAY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.   BUSINESS OPERATIONS, CONTINUED

          During the nine months ended December 31, 1995 and the years ended March 31, 1995 and 1994, the Company received a total of $382,000, $634,400, and $422,000 (before expenses), respectively, for corporate sponsorship of races. Various companies affiliated with the Company's majority shareholder purchased an aggregate of $148,000, $76,500, and $92,000 (before expenses) of these sponsorships in each of the respective periods.

NOTE 9.   RECLASSIFICATION

          Certain amounts in prior years have been reclassified for comparative purposes.

NOTE 10.  HOTEL LEASE

          During fiscal year 1994, the Company as lessor entered into a lease agreement with a partnership that includes the Company's majority shareholder. The Company has leased, for an initial period of twenty years, a certain portion of their property for the purpose of permitting the partnership to construct, own, and operate a hotel. Anytime during the lease or any renewal period of the lease, the Company may elect to assume all of the lessee's duties, obligations, rights and responsibilities under the lease. Lease payments during the initial twenty year period will be $10,000 per year. Construction of the hotel by the partnership was completed in October 1994. The Company also operates pari-mutuel wagering on the hotel premises. Net pari-mutuel commissions and breakage from wagering on these premises approximated $1,597,000 for the nine months ended December 31, 1995 ($263,000 for the year ended March 31, 1995).

NOTE 11.  CONTINGENCIES

          The Company is a defendant in two actions claiming damages in connection with wrongful death and injury claims. No estimate can yet be made of the potential for liability or damages or the likely outcome of the litigation.

ITEM 9. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

On April 17, 1996, Coopers & Lybrand, LLP, the firm of accountants previously engaged to audit Registrant's financial statements, resigned. The resignation was unilateral and was first communicated orally without explanation. The resignation was confirmed in a letter of the same date received by facsimile and regular mail. The resignation was not requested or prompted by Registrant.

The day after the resignation, it was publicly announced that Richard C. Breeden, a partner with the firm of Coopers & Lybrand, LLP, was a candidate for appointment as trustee in a Chapter 11 bankruptcy proceeding involving Bennett Funding Group, Inc. and two related companies, all owned by Patrick Bennett and members of his family. Patrick Bennett was, at the time, owner with his wife of 54 percent of the outstanding common stock of Registrant.

Coopers & Lybrand, LLP's reports on Registrant's financial statements for the past two years contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified for any reason.

During Registrant's two most recent fiscal years and the subsequent interim period up to the date of the resignation there were no disagreements with Coopers & Lybrand of the character described in paragraph (a)(1)(iv) nor any reportable events of the character described in paragraph (a)(i)(v) of Regulation ss.229.304, Item 304, except as follows: Coopers & Lybrand, LLP advised Registrant of the need to expand significantly the scope of its audit for the reason discussed in Item 5 of Form 8-K dated April 8, 1996, and due to Coopers & Lybrand, LLP's resignation, such expanded work was not completed.

The Board of Directors ratified Urbach Kahn & Werlin PC, Certified Public Accountants as independent auditors for the period ended December 31, 1995 at the Board of Directors meeting on May 23, 1996, subject to the receipt of a letter of engagement. On May 29, 1996 such letter of engagement was received and the services of Urbach Kahn & Werlin PC, Certified Public Accountants were retained.

PART III

The information required by Items 10, 11, and 12 relating to directors and executive officers of Mid-State Raceway, Inc. is incorporated by reference to pages 2 through 9 of the Company's definitive Proxy Statement dated December 16, 1996.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to Notes 8 and 10 of the financial statements included in this Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1. Financial Statements                                              Page
                                                                          ----
        Included in Part II, Item 8 of this report
           Independent Auditors' Reports                                 10 - 11

           Balance Sheets, December 31, 1995 and March 31, 1995          12

           Statements of Operations,
               Nine Months Ended December 31, 1995, and Years Ended
               March 31, 1995 and 1994                                   13

           Statements of Changes in Shareholders' Equity,
               Nine Months Ended December 31, 1995, and Years Ended
               March 31, 1995 and 1994                                   14

           Statements of Cash Flows,
               Nine Months Ended December 31, 1995, and Years Ended
               March 31, 1995 and 1994                                   15

         Notes to Financial Statements                                   16 - 22

         2. Financial Statement Schedules

         Schedules have been omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

(b)      Reports on Form 8-K

         None were filed for the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Village of Vernon, State of New York, on the 19th day of November, 1996.


                                     MID-STATE RACEWAY, INC.


                                     by /s/ FRANK O. WHITE, JR.
                                        ----------------------------------
                                        Frank O. White, Jr.
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                              Date
---------                                            -----                              ----
/s/ FRANK O. WHITE, JR.
__________________________________          President, Chief Executive          November 19, 1996
Frank O. White, Jr.                                  Officer and Director


/s/ JAMES J. MORAN
__________________________________          Vice President,                     November 19, 1996
James J. Moran                              Secretary and Director


/s/ THOMAS P. HEGEMAN
__________________________________          Treasurer - (Principal              November 19, 1996
Thomas P. Hegeman                           Financial and Accounting Officer)


/s/ DAVID H. BROWN
__________________________________          Assistant to the                    November 19, 1996
David H. Brown                              President and Director


/s/ DOUGLAS BURCH
__________________________________          Director                            November 19, 1996
Douglas Burch


/s/ CARL J. EILENBERG
__________________________________          Director                            November 19, 1996
Carl J. Eilenberg


/s/ ROBERT W. JAQUINT
__________________________________          Director                            November 19, 1996
Robert W. Jaquint


/s/ JAMES E. RAYMONDA
__________________________________          Director                            November 19, 1996
James E. Raymonda


/s/ FRANK O. WHITE
__________________________________          Director                            November 19, 1996
Frank O. White


/s/ JEROME M. WILSON
__________________________________          Director                            November 19, 1996
Jerome M. Wilson