Form 10-Q
period 1997-03-31
MID STATE RACEWAY INC
filed 1998-01-22
CIK 65914

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 25049

                                    ---------

                                QUARTERLY REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

                        Commission File Number -- 0-1607


                             MID-STATE RACEWAY, INC.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


                 NEW YORK                               15-0555258
        ------------------------            ------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)


           VERNON, NEW YORK                               13476
----------------------------------------               ----------
(Address of Principal Executive Offices)               (Zip Code)


                                 (315) 829-2201
                         -------------------------------
                         (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
at least the past 90 days. Yes     No  X.
                               ---    ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the period covered by this report.


           CLASS                               OUTSTANDING AT MARCH 31, 1997
-----------------------------                  -----------------------------
Common Stock, $0.10 par value                            250,386

================================================================================


A. SUMMARY OF FINANCIAL INFORMATION

                                  MID-STATE RACEWAY, INC.

                                PROFIT AND LOSS INFORMATION

                                      THREE MONTHS     THREE MONTHS
                                          ENDED           ENDED            YEAR ENDED
                                     --------------   --------------   -----------------
                                     MARCH 31, 1997   MARCH 31, 1996   DECEMBER 31, 1996
                                     0 RACING DAYS    17 RACING DAYS    115 RACING DAYS
                                     --------------   --------------   ----------------
Operating Revenue .................   $ 1,065,552      $ 1,101,820        $ 6,729,080

Operating Expense .................     1,168,787        1,244,166          8,139,585
                                      -----------      -----------        -----------

Income (Loss) from Operations .....      (103,235)        (142,346)        (1,410,505)
                                      -----------      -----------        -----------

Other Income:
 Commissions for Capital
   Improvements ...................         1,010           13,434            146,224
 Investment Income ................           144            1,440              6,367
                                      -----------      -----------        -----------
       Total Other Income .........         1,154           14,874            152,591
                                      -----------      -----------        -----------

Income before provision for
  Taxes on income .................      (102,081)        (127,472)        (1,257,914)

Provision (Credit) for Taxes
  on Income .......................             0                0            103,524
                                      -----------      -----------        -----------

NET INCOME (LOSS) .................   ($  102,081)     $   127,472)       ($1,361,438)
                                      ===========      ===========        ===========

Earnings per weighted average
  shares outstanding ..............        ($0.41)          ($0.51)            ($5.44)
                                           ======           ======             ======

Cash dividend per share ...........         $0.00            $0.00              $0.00
                                           ======           ======             ======

                             MID-STATE RACEWAY, INC.

                             STATEMENT OF CASH FLOW


                                                   FOR THE THREE      FOR THE
                                                    MONTHS ENDED    YEAR ENDED
                                                      MARCH 31,     DECEMBER 31,
                                                        1997            1996
                                                   -------------    ------------
Increase (Decrease) in Cash and Cash
  Equivalents

Cash Flows from Operating Activities:
  Net Income ...................................      ($102,081)    ($1,361,438)

  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation ...............................         69,231         245,805
    Net amortization/accretion of
      investments ..............................              0           4,705
    Deferred income taxes ......................              0         100,000
    Allowance for doubtful accounts ............              0          30,000
  Changes in:
    Restricted cash ............................        178,330         (33,143)
    Accounts Receivable ........................         85,772         101,532
    Prepaid expenses ...........................        (85,276)        122,182
    Other assets ...............................              0           6,500
    Accounts payable ...........................        (21,069)        629,150
    Purse funds ................................       (103,210)          4,040
    Uncashed winning ticket ...................        (75,120)          29,103
    Refundable income taxes ....................              0          19,328
    Deferred retirement benefits ...............              0          (5,950)
                                                      ---------     -----------
Net cash used in operating activities                   (53,422)       (108,186)
                                                      ---------     -----------

Cash Flows from Investing Activities:
  Proceeds from maturities and sales of
    available-for-sale investment
    securities .................................         91,039         456,989
  Purchase of available-for-sale investment
    securities .................................              0        (285,000)
  Purchase of properties and equipment .........        (18,362)       (378,829)
                                                      ---------     -----------
Net cash provided by investing activities ......         72,677        (206,840)
                                                      ---------     -----------
Net change in cash and cash equivalents ........         19,255        (315,026)

Cash and cash equivalents, beginning
  of period ....................................        236,541         551,567
                                                      ---------     -----------
Cash and cash equivalents, end of period .......      $ 255,796     $   236,541
                                                      =========     ===========

                             MID-STATE RACEWAY, INC.

                             STATEMENT OF CASH FLOW


MANAGEMENT ANALYSES OF PROFIT AND LOSS INFORMATION

The Company's net loss from operations, of $102,081 for the quarter ended March 31, 1997, decreased $25,391 over the same period last year. A significant factor in the reduction of the operating loss was the elimination of live racing during the first quarter of 1997. The 1996 live racing schedule consisted of 115 live race dates, 17 of which were run in the quarter ending March 31, 1996. The current year's live racing season was negotiated with the New York State Racing and Wagering Board to consist of 90 live racing days, beginning on April 18, 1997 and continuing through November 8, 1997. As the past several years have displayed negative trends in both attendance and handle on live racing, to the point where live racing has become unprofitable, the Company's management has decided that a reduction in the number of scheduled live races must be accomplished in order to safeguard the Company's survival.

Total wagering on thoroughbred and harness simulcasts during the quarter ended March 31, 1997 decreased by $816,674 (18%) over the same period as last year. This is the first quarterly decrease in simulcast handle since the inception of full card simulcasting in the summer of 1994, indicating the position of the local economy, and the impact of competition from the 1993 opening of Turning Stone Casino, the continued expansion of the New York State Lottery through Quick Draw and the competition from Off-Track Betting Corporations across the State. These competing factors come at a time when the Central New York region is reeling economically from the loss of tens of thousands of jobs at Griffis Air Force Base, General Electric, Lockheed Martin, Miller Brewery, Smith Corona and General Motors.

With declining handles generating fewer revenues, and the January 1997 defeat of the proposed casino legislation that would have placed slot machines at Vernon Downs, track management continues to focus on the reduction of operating expenses. Reductions of expenses are being recognized through such efforts as downsizing of employees in several departments, concessions from unions in wages, health care benefits, vacations and retirement benefits.

LIQUIDITY AND CAPITAL RESOURCES

In 1997, the funding of financing activities and capital requirements for Mid-State Raceway's business will be substantially sourced by cash from operations, although the Company's financial condition may require alternative sources for cash requirements. The Company's current ratio at March 31, 1997 was approximately one to two.

B. CAPITALIZATION AND SHAREHOLDER'S EQUITY

                            MID-STATE RACEWAY, INC.

                                 BALANCE SHEET
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                                        MARCH 31,   DECEMBER 31,
                                                          1997         1996
                                                        ---------   ------------
                          ASSETS

Current Assets
  Cash and cash equivalents ....................     $   255,796     $   236,541
  Cash restricted for purses & uncashed
    winning tickets ............................          12,212         190,542
  Investments ..................................          12,135          14,075
  Accounts receivable, net of allowance
    for doubtful accounts of $30,000
    in 1997 and 1996 ...........................         115,769         201,541
  Prepaid insurance, taxes and other
    expenses ...................................         136,742          51,466
                                                     -----------     -----------
       Total current assets ....................         532,654         694,165

Property, Plant and Equipment
  Land, racing plant and equipment .............      12,556,978      12,538,616
  Other Properties .............................         121,672         121,672
                                                     -----------     -----------
                                                      12,678,650      12,660,288
  Less accumulated depreciation ................      10,662,999      10,593,768
                                                     -----------     -----------
                                                       2,015,651       2,066,520

Other Assets
  Investments ..................................               0          89,100
  Deferred income taxes ........................         325,902         325,902
  Other Assets .................................         128,160         128,160
                                                     -----------     -----------
                                                         454,062         543,162

                                                     $ 3,002,367     $ 3,303,847
                                                     ===========     ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable .............................     $   867,445     $   888,514
  Current deferred retirement expense ..........         107,565         107,565
  Uncashed winning tickets .....................          12,212          87,332
  Early closing and stake purse funds ..........               0         103,210
                                                     -----------     -----------
      Total current liabilities ................         987,222       1,186,621
                                                     -----------     -----------
Deferred retirement expense ....................         908,011         908,011
                                                     -----------     -----------

Shareholders' equity
  Common stock, par value $0.10 per share,
    authorized 10,000,000 shares; issued
    and outstanding 250,368 shares .............          25,039          25,039
  Additional paid-in-capital ...................         225,347         225,347
  Retained earnings ............................         854,453         956,534
  Unrealized loss on marketable securities .....           2,295           2,295
                                                     -----------     -----------
  Total shareholders' equity ...................       1,107,134       1,209,215
                                                     -----------     -----------
                                                     $ 3,002,367     $ 3,303,847
                                                     ===========     ===========

                           PART II - OTHER INFORMATION

Item 1 through 5 - Not applicable

Item 6 - Exhibits and Reports on Form 8-K

     Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1997.


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MID-STATE RACEWAY, INC.


Date:     05/09/97                         /s/  FRANK O. WHITE, JR.
                                           -------------------------------------
                                           Frank O. White, Jr.
                                           President and Chief Executive Officer


Date:     05/09/97                         /s/  THOMAS P. HEGEMAN
                                           -------------------------------------
                                           Thomas P. Hegeman
                                           Treasurer and Principal Financial &
                                           Accounting Officer