Form 10-Q
period 1997-06-30
MID STATE RACEWAY INC
filed 1998-01-22
CIK 65914

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 25049

                                   ----------

                                QUARTERLY REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                       FOR THE QUARTER ENDED JUNE 30, 1997


                         Commission File Number -- 0-1607
                                                   ------

                             MID-STATE RACEWAY, INC.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


       NEW YORK                                        15-0555258
-----------------------                    ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


           VERNON, NEW YORK                               13476
---------------------------------------                 ---------
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
                              ---    ---
Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the period covered by this report.


       CLASS                                    OUTSTANDING AT JUNE 30, 1997
-----------------------------                   ----------------------------
Common Stock, $0.10 par value                             250,386

================================================================================


A. SUMMARY OF FINANCIAL INFORMATION

                                                  MID-STATE RACEWAY, INC.

                                                PROFIT AND LOSS INFORMATION


                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED              YEAR ENDED
                                        --------------------------------     ---------------------------------   -----------------
                                          JUNE 30 1997     JUNE 30, 1996     JUNE 30, 1997     JUNE 30, 1996     DECEMBER 31, 1996
                                        32 RACING DAYS    49 RACING DAYS     32 RACING DAYS    66 RACING DAYS     115 RACING DAYS
                                        --------------    --------------     --------------    ---------------   -----------------

Operating Revenue ....................    $1,490,005         $2,513,819         $2,555,557         $3,615,639        $ 6,729,080

Operating Expense ....................     1,766,449          3,038,687          2,935,236          4,282,853          8,139,585
                                          ----------         ----------         ----------         ----------         ----------
Income (Loss) from Operations ........      (276,444)          (542,868)          (379,679)          (667,214)        (1,410,505)
                                          ----------         ----------         ----------         ----------         ----------
Other Income:
  Commissions for Capital Improvements    $   29,765             45,826             30,775             59,260            146,224
  Investment Income ..................           106              4,420                250              5,860              6,367
                                          ----------         ----------         ----------         ----------         ----------
     Total Other Income ..............        29,871             50,246             31,025             65,120            152,591
                                          ----------         ----------         ----------         ----------         ----------
Income before provision for
  Taxes on income ....................      (246,573)          (474,622)          (348,654)          (602,094)        (1,257,914)

Provision (Credit for Taxes
  on income ..........................             0                  0                  0                  0            103,524
                                          ----------         ----------         ----------         ----------         ----------
NET INCOME (LOSS) ....................   ($  246,573)       ($  474,622)       ($  348,654)       ($  602,094)      ($ 1,361,438)
                                          ==========         ==========         ==========         ==========        ===========
Earnings per weighted average
  shares outstanding .................    $    (0.98)        $    (1.90)        $    (1.39)        $    (2.40)       $     (5.44)
                                          ==========         ==========         ==========         ==========        ===========
Cash dividend per share ..............    $     0.00         $     0.00         $     0.00         $     0.00        $      0.00
                                          ==========         ==========         ==========         ==========        ===========


                            MID-STATE RACEWAY, INC.

                             STATEMENT OF CASH FLOW


                                                     FOR THE SIX     FOR THE
                                                    MONTHS ENDED    YEAR ENDED
                                                      JUNE 30,     DECEMBER 31,
                                                        1997          1996
                                                    ------------   ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities:
   Net Income ..................................     ($348,654)   ($1,361,438)

   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation ............................       120,000        245,805
       Net amortization/accretion of investments             0          4,705
       Deferred income taxes ...................             0        100,000
       Allowance for doubtful accounts .........             0         30,000
   Changes in:
     Restricted cash ...........................       151,835        (33,143)
     Accounts receivable .......................        (1,000)       101,532
     Prepaid expenses ..........................       (85,276)       122,182
     Other assets ..............................             0          6,500
     Accounts payable ..........................        22,449        629,150
     Purse funds ...............................      (100,585)         4,040
     Uncashed winning tickets ..................       (51,250)        29,103
     Refundable income taxes ...................             0         19,328
     Deferred retirement benefits ..............             0         (5,950)
                                                     ---------    -----------
Net cash used in operating activities ..........       (92,480)      (108,186)
                                                     ---------    -----------
Cash Flows from Investing Activities:
  Proceeds from maturities and sales of
    available-for-sale investment securities ...        91,039        456,989
  Purchase of available-for-sale investments
    securities .................................             0       (285,000)
  Purchase of properties and equipment .........       (35,889)      (378,829)
                                                     ---------    -----------
Net cash provided by investing activities ......        55,150       (206,840)
                                                     ---------    -----------
Net change in cash and cash equivalents ........       (37,330)      (315,026)

Cash and cash equivalents, beginning of period .       236,541        551,567
                                                     ---------    -----------

Cash and cash equivalents, end of period .......     $ 199,211    $   236,541
                                                     =========    ===========

MANAGEMENT ANALYSES OF PROFIT AND LOSS INFORMATION

The Company's net loss from operations, of $348,654 for the six months ended June 30, 1997, decreased $253,440 over the same period last year. A significant factor in the reduction of the operating loss was the reduction of live racing during the first half of 1997. The 1996 live racing schedule consisted of 115 live race dates, 66 of which were run in the six months ended June 30, 1996. The current year's live racing season was negotiated with the New York State Racing and Wagering Board to consist of 90 live racing days, beginning on April 18, 1997 and continuing through November 8, 1997. As the past several years have displayed negative trends in both attendance and handle on live racing, to the point where live racing has become unprofitable, the Company's management has decided that a reduction in the number of scheduled live races must be accomplished in order to safeguard the Company's survival. The period ended June 30, 1997 consisted of 32 live race dates; 34 fewer than the same period last year.

Wagering on live racing decreased an average of $31,791 per day. While the average daily attendance is down only 7.6%, the per capita wagering is 22.4% below last years level. Total wagering on thoroughbred and harness simulcasts during the six months ended June 30, 1997 decreased by $1,806,071 (20%) over the same period as last year. This is the first consistent decrease in simulcast handle since the inception of full card simulcasting in the summer of 1994. These factors indicate the position of the local economy, and the impact of competition from the 1993 opening of Turning Stone Casino, the New York State Lottery and from Off-Track Betting Corporations. These competing factors come at a time when the Central New York region is reeling economically from the loss of tens of thousands of jobs.

With declining handles generating fewer revenues, and the January 1997 defeat of the proposed casino legislation that would have allowed slot machines at Vernon Downs, track management continues to focus on the reduction of operating expenses, and proposed legislative action to aid New York's harness industry, including Vernon Downs. Reductions of expenses are being recognized through such efforts as downsizing of employees in several departments, concessions from unions in wages, health care benefits, vacations and retirement benefits.

LIQUIDITY AND CAPITAL RESOURCES

In 1997, the funding of financing activities and capital requirements for Mid-State Raceway's business will be substantially sourced by cash from operations, although the Company's financial condition may require alternative sources for cash requirements. The Company's current ratio at June 30, 1997 was approximately one to two.

B. CAPITALIZATION AND SHAREHOLDER'S EQUITY

                            MID-STATE RACEWAY, INC.

                                 BALANCE SHEET

                      June 30, 1997 and December 31, 1996


                                                   JUNE 30,    DECEMBER 31,
                     ASSETS                          1997         1996
                                                 -----------   -----------
Current Assets
  Cash and cash equivalents ..................   $   199,211   $   236,541
  Cash restricted for purses & uncashed
    winning tickets ..........................        38,707       190,542
  Investments ................................        12,135        14,075
  Accounts receivable, net of allowance
   for doubtful account of $30,000 in
   1997 and 1996 .............................       202,541       201,541
  Prepaid insurance, taxes and other
   expenses ..................................       136,742        51,466
                                                 -----------   -----------
        Total current assets .................       589,336       694,165

Property, Plant and Equipment
  Land, racing plant and equipment ...........    12,574,505    12,538,616
  Other Properties ...........................       121,672       121,672
                                                 -----------   -----------
                                                  12,696,177    12,660,288
  Less accumulated depreciation ..............    10,713,768    10,593,768
                                                 -----------   -----------
                                                   1,982,409     2,066,520

Other Assets
Investments ..................................             0        89,100
Deferred income taxes ........................       325,902       325,902
Other assets .................................       128,160       128,160
                                                 -----------   -----------
                                                     454,062       543,162

                                                 $ 3,025,807   $ 3,303,847
                                                 ===========   ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable ...........................   $ 1,110,963   $   888,514
  Current deferred retirement expense.........       107,565       107,565
  Uncashed winning tickets ...................        36,082        87,332
  Early closing and stake purse funds ........         2,625       103,210
                                                 -----------   -----------
        Total current liabilities ............     1,257,235     1,186,621
                                                 -----------   -----------
Deferred retirement expense ..................       908,011       908,011
                                                 -----------   -----------
Shareholders' equity
  Common stock, par value $0.10 per share,
    authorized 10,000,000 shares; issued and
    outstanding 250,386 shares ...............        25,039        25,039
  Additional paid-in-capital .................       225,347       225,347
  Retained earnings ..........................       607,880       956,534
  Unrealized loss on marketable securities ...         2,295         2,295
                                                 -----------   -----------
  Total shareholders' equity .................       860,561     1,209,215
                                                 -----------   -----------
                                                 $ 3,025,807   $ 3,303,847
                                                 ===========   ===========

                           PART II - OTHER INFORMATION

Item 1 through 5 -- Not applicable

Item 6 -- Exhibits and Reports on Form 8-K

     Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1997.






                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MID-STATE RACEWAY, INC.


Date: 08/08/97                        /s/  FRANK O. WHITE, JR.
                                      --------------------------------------
                                      Frank O. White, Jr.
                                      President and Chief Executive Officer


Date: 08/08/97                        /s/  THOMAS P. HEGEMAN
                                      --------------------------------------
                                      Thomas P. Hegeman
                                      Treasurer and Principal Financial &
                                      Accounting Officer