Form 10-Q
period 1997-09-30
MID STATE RACEWAY INC
filed 1998-01-22
CIK 65914

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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
                               ---    ---
Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the period covered by this report.


           CLASS                               OUTSTANDING AT SEPTEMBER 30, 1997
-----------------------------                  ---------------------------------
Common Stock, $0.10 par value                             250,386

================================================================================


A. SUMMARY OF FINANCIAL INFORMATION


                                                  MID-STATE RACEWAY, INC.

                                                PROFIT AND LOSS INFORMATION


                                                    THREE MONTHS ENDED              NINE MONTHS ENDED           YEAR ENDED
                                                --------------------------      --------------------------     ------------
                                                 SEP. 30,        SEP. 30,        SEP. 30,        SEP. 30,      DECEMBER 31,
                                                   1997            1996            1997            1996            1996
                                                37 RACING       41 RACING       69 RACING       107 RACING      115 RACING
                                                   DAYS            DAYS            DAYS            DAYS            DAYS
                                                ----------      ----------      ----------      ----------      ----------
Operating Revenue ...........................   $1,687,435      $3,413,369      $4,242,992      $5,927,188      $6,729,080
Operating Expense ...........................    1,951,094       4,160,104       4,886,330       7,198,791       8,139,585
                                                ----------      ----------      ----------      ----------      ----------
Income (Loss) from Operations ...............     (263,659)       (746,735)       (643,338)     (1,271,603)     (1,410,505)
                                                ----------      ----------      ----------      ----------      ----------
Other Income:
  Commissions from Capital Improvements .....       35,403          57,110          66,178         102,936         146,224
  Investment Income .........................          125           5,540             375           9,960           6,367
                                                ----------      ----------      ----------      ----------      ----------
        Total Other Income ..................       35,528          62,650          66,553         112,896         152,591
                                                ----------      ----------      ----------      ----------      ----------
Income before provision for Taxes
  on Income .................................     (228,131)       (684,085)       (576,785)     (1,158,707)     (1,257,914)
Provision (Credit) for Taxes
  on Income .................................            0               0               0               0         103,524
                                                ----------      ----------      ----------      ----------      ----------
NET INCOME (LOSS) ...........................  ($  228,131)    ($  684,085)    ($  576,785)    ($1,158,707)    ($1,361,438)
                                                ==========      ==========      ==========      ==========      ==========
Earnings per weighted average
  shares outstanding ........................       ($0.91)         ($2.73)         ($2.30)         ($4.63)         ($5.44)
                                                     =====           =====           =====           =====           =====
Cash dividend per share .....................        $0.00           $0.00           $0.00           $0.00           $0.00
                                                     =====           =====           =====           =====           =====

                             MID-STATE RACEWAY, INC.

                             STATEMENT OF CASH FLOW


                                                    FOR THE NINE      FOR THE
                                                    MONTHS ENDED     YEAR ENDED
                                                      SEP. 30,      DECEMBER 31,
                                                        1997            1996
                                                     ----------     ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities:
  Net Income ......................................  ($576,785)     ($1,361,438)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation ................................    120,000          245,805
      Net amortization/accretion of investments ...          0            4,705
      Deferred Income Taxes .......................          0          100,000
      Allowance for doubtful accounts .............          0           30,000
  Changes in:
      Restricted cash .............................    138,985          (33,143)
      Accounts receivable .........................     53,444          101,532
      Prepaid expenses ............................    (34,619)         122,182
      Other assets ................................          0            6,500
      Accounts payable ............................    433,644          629,150
      Purse funds .................................   (103,210)           4,040
      Uncashed winning tickets ....................    (35,775)          29,103
      Refundable income taxes .....................          0           19,328
      Deferred retirement benefits ................          0           (5,950)
                                                      --------       ----------
Net cash used in operating activities .............     (4,315)        (108,186)
                                                      --------       ----------
Cash Flows from Investing Activities:
  Proceeds from maturities and sales of
    available-for-sale investment securities ......     95,420          456,989
  Purchase of available-for-sale
    investment securities .........................          0         (285,000)
  Purchase of properties and equipment ............    (35,889)        (378,829)
                                                      --------       ----------
Net cash provided by investing activities .........     59,531         (206,840)
                                                      --------       ----------
Net change in cash and cash equivalents ...........     55,216         (315,026)
Cash and cash equivalents, beginning
  of period .......................................    236,541          551,567
                                                      --------       ----------
Cash and cash equivalents, end of period ..........   $291,757       $  236,541
                                                      ========       ==========

MANAGEMENT ANALYSES OF PROFIT AND LOSS INFORMATION

The Company's net loss from operations, of $643,338 for the nine months ended September 30, 1997, decreased $581,922 over the same period last year. A significant factor in the reduction of the operating loss was the reduction of live racing during the first three quarters of 1997. The 1996 live racing schedule consisted of 115 live race dates, 107 of which were run in the nine months ended September 30, 1996. The current year's live racing season was negotiated with the New York State Racing and Wagering Board to consist of 90 live racing days, beginning on April 18, 1997 and continuing through November 8, 1997. As the past several years have displayed negative trends in both attendance and handle on live racing, to the point where live racing has become unprofitable, the Company's management has decided that a reduction in the number of scheduled live races must be accomplished in order to safeguard the Company's survival. The period ended September 30, 1997 consisted of 69 live race dates; 38 fewer than the same period last year. During the third quarter of 1997, track management negotiated a further reduction of 13 live race dates with the NYS Racing & Wagering Board, allowing for the season to end on October 25, 1997.

Wagering on live racing decreased an average of $28,190 per day. While the average daily attendance is down 12.1%, the per capita wagering is 15.9% below last years level. Total wagering on thoroughbred and harness simulcasts during the nine months ended September 30, 1997 decreased by $2,394,368 (18.5%) over the same period as last year. This is the first consistent decrease in simulcast handle since the inception of full card simulcasting in the summer of 1994. These factors indicate the position of the local economy, and the impact of competition from the 1993 opening of Turning Stone Casino, the New York State Lottery and from Off-Track Betting Corporations. These competing factors come at a time when the Central New York region is reeling economically from the loss of tens of thousands of jobs.

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

LIQUIDITY AND CAPITAL RESOURCES

In 1997, the funding of financing activities and capital requirements for Mid-State Raceway's business will be substantially sourced by cash flows from operations, although the Company's financial condition may require alternative sources for cash requirements. The Company's current ratio at September 30, 1997 was approximately 0.4 : 1.

B. CAPITALIZATION AND SHAREHOLDER'S EQUITY


                             MID-STATE RACEWAY, INC.

                                 BALANCE SHEET

                    September 30, 1997 and December 31, 1996


                                                    SEPT. 30,       DECEMBER 31,
                                                       1997             1996
                                                    ----------       ----------
                     ASSETS
Current Assets
  Cash and cash equivalents .....................   $  291,757       $  236,541
  Cash restricted for purses & uncashed
    winning tickets .............................       51,557          190,542
  Investments ...................................        7,754           14,075
  Accounts receivable, net of allowance
    for doubtful accounts of $30,000 in 1997
    and 1996 ....................................      148,097          201,541
  Prepaid insurance, taxes and other expenses ...       86,085           51,466
                                                    ----------       ----------
        Total current assets ....................      585,250          694,165

Property, Plant and Equipment
  Land, racing plant and equipment ..............   12,574,505       12,538,616
  Other Properties ..............................      121,672          212,672
                                                    ----------       ----------
                                                    12,696,177       12,660,288
  Less accumulated depreciation .................   10,713,768       10,593,768
                                                    ----------       ----------
                                                     1,982,409        2,066,520
Other Assets
  Investments ...................................                        89,100
  Deferred income taxes .........................      325,902          325,902
  Other assets ..................................      128,160          128,160
                                                    ----------       ----------
                                                       454,062          543,162

                                                    $3,021,721       $3,303,847
                                                    ==========       ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable ..............................   $1,322,158       $  888,514
  Current deferred retirement expense ...........      107,565          107,565
  Uncashed winning tickets ......................       51,557           87,332
  Early closing and stake purse funds ...........                       103,210
                                                    ----------       ----------
        Total current liabilities ...............    1,418,280        1,186,621
                                                    ----------       ----------
Deferred retirement expense .....................      908,011          908,011
                                                    ----------       ----------
Shareholders' equity
  Common stock, par value $0.10 per share,
    authorized 10,000,000 shares; issued and
    outstanding 250,386 shares ..................       25,039           25,039
  Additional paid-in-capital ....................      225,347          225,347
  Retained earnings .............................      379,749          956,534
  Unrealized loss on marketable securities ......        2,295            2,295
                                                    ----------       ----------
        Total shareholders' equity ..............      632,430        1,209,215
                                                    ----------       ----------
                                                    $3,021,721       $3,303,847
                                                    ==========       ==========

                          PART II -- OTHER INFORMATION


Item 1 through 5 -- Not applicable

Item 6 -- Exhibits and Reports on Form 8-K

     Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1997.


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MID-STATE RACEWAY, INC.


Date:  10/21/97                           /s/  FRANK O. WHITE, JR.
                                          --------------------------------------
                                          Frank O. White, Jr.
                                          President and Chief Executive Officer


Date:  10/21/97                           /s/  THOMAS P. HEGEMAN
                                          --------------------------------------
                                          Thomas P. Hegeman
                                          Treasurer and Principal Financial &
                                          Accounting Officer