Form 10-K405/A
period 1996-12-31
MID STATE RACEWAY INC
filed 1998-02-02
CIK 65914

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark One)

     (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) or


     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

For the fiscal year ended December 31, 1996        Commission File Number 0-1607
                          -----------------                               ------

                             MID-STATE RACEWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New York State                                         15-0555258
-------------------------------                                  ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


        VERNON, NEW YORK                                          13476
----------------------------------------                       ----------
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

             Class                              Outstanding at February 26, 1997
COMMON STOCK $.10 PAR VALUE                             250,386 SHARES
---------------------------                             --------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                   Part(s) where
                                                                   incorporated
                                                                   -------------
        Proxy Statement of the registrant to be filed April 30, 1997    III

                The total number of pages in this report is 24.

                                TABLE OF CONTENTS

                         FORM 10-K ANNUAL REPORT - 1996

                             MID-STATE RACEWAY, INC.




Part I                                                                         Page
                                                                               ----
   Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

   Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

   Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . 3

   Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . 3


PART II

   Item 5.  Market for the Registrant's Common Stock and Related
                  Security Holder Matters . . . . . . . . . . . . . . . . . . .  4

   Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . 5-6

   Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . . . .7-8

   Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . 9-20

   Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure  . . . . . . . . . . . . . 21

PART III
   Item 10.  Directors and Executive Officers of the Registrant   . . . . . . .  22

   Item 11.  Executive Compensation   . . . . . . . . . . . . . . . . . . . . .  22

   Item 12.  Security Ownership of Certain Beneficial Owners and Management . .  22

   Item 13.  Certain Relationships and Related Transactions   . . . . . . . . .  22


PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . . 22-24


                                     PART I


Item 1.  Business.
-----------------
(a) Mid-State Raceway, Inc., known as Vernon Downs in Vernon, New York, is licensed under and subject to the regulations of the Pari-Mutuel Revenue Law and supervision of the New York Racing and Wagering Board to conduct harness racing at its track and to simulcast racing from other tracks.

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

The Company employed 207 persons during the fiscal year.

Item 2.  Properties
-------------------
The Racing Plant is located in Vernon, Oneida County, New York. Since the opening of the plant and related facilities in 1953, the Company has maintained a policy of continuously improving and modernizing its facilities. In the period ended December 31, 1996, approximately $379,000 was expended for equipment and renovations to the plant.

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

Item 3.  Legal Proceedings.
---------------------------
The Company is a defendant in an action claiming damages in connection with an injury claim. No estimate can yet be made of the potential for liability or damages or the likely outcome of the litigation.

Item 4.  Submission of Matters to a Vote of Securities Holders.
--------------------------------------------------------------
There are no matters that were submitted during the quarter requiring a vote of securities holders, therefore, this item is not applicable.

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Security Holder
         --------------------------------------------------------------------
         Matters.
         -------

(a)      Price Range of Stock

         The following table shows the range of closing bid prices for the Common Stock in the over-the-counter market for the calendar quarters indicated. The prices are based upon local quotes only, as the stock is not listed or reported by NASDAQ.

                                                    Bid Prices
                                    ----------------------------------------
                                        Year Ended            9 Months Ended
                                    December 31, 1996      December 31, 1995
                                        Low - High             Low - High
                                    -----------------      -----------------

         Quarter Ended March 31       $5.00 - 10.00

         Quarter Ended June 30         5.00 - 11.00         8.50 - 22.00

         Quarter Ended September 30    5.75 - 15.39        15.00 - 18.50

         Quarter Ended December 31     1.50 -  9.30         7.75 - 22.00



(b)       Approximate Number of Equity Security Holders

                         Title of Class                 Number of Record Holders
                         --------------                 ------------------------
                         Common stock, $.10                      539
                         par value per share



(c)      Dividends

         There were no dividends paid during the year ended December 31, 1996, or the nine months ended December 31, 1995.

         There are no restrictions on the payment of dividends on the Company's Common Stock. Future payment of dividends will be within the discretion of the Company's Board of Directors and will depend on earnings, capital requirements and the operating and financial condition of the Company.

Item 6. Selected Financial Data
-------------------------------


                                              Year Ended   9 Months Ended        Years Ended March 31,
                                             December 31,    December 31,  ----------------------------------------
                                                 1996           1995           1995           1994          1993
                                             -----------     ----------    ----------     ----------     ----------
OPERATING RESULTS
Number of racing days                            115            122            155            137           146
Operating revenues:
   Pari-mutuel commissions and breakage       $7,050,079     $7,121,567    $7,415,272     $7,174,657     $7,741,035
                                             -----------     ----------    ----------     ----------     ----------
   Less payments to New York State               297,001        291,317       543,773        609,281        602,663
   Breeders' Fund                                238,859        271,316       267,838        234,553        266,416
   Purses                                        188,888        223,586       320,981        363,010        418,211
                                             -----------     ----------    ----------     ----------     ----------
                                                 724,748        786,219     1,132,592      1,206,844      1,287,290
                                             -----------     ----------    ----------     ----------     ----------
Net pari-mutuel commissions and breakage       6,325,331      6,335,348     6,282,680      5,967,813      6,453,745
Admissions                                        92,655        123,522       240,667        251,313        232,956
Concessions and other revenues                   311,094        679,410     1,134,225        982,459        846,758
                                             -----------     ----------    ----------     ----------     ----------
     Total operating revenues                  6,729,080      7,138,280     7,657,572      7,201,585      7,533,459
                                             -----------     ----------    ----------     ----------     ----------
Operating expenses:
   Purses                                      2,259,038      2,378,086     2,583,262      2,239,368      2,366,657
   Other                                       5,880,547      5,223,229     5,980,559      5,781,239      5,520,993
                                             -----------     ----------    ----------     ----------     ----------
     Total operating expenses                  8,139,585      7,601,315     8,563,821      8,020,607      7,887,650
                                             -----------     ----------    ----------     ----------     ----------
     Loss from operations                     (1,410,505)      (463,035)     (906,249)      (819,022)      (354,191)
                                             -----------     ----------    ----------     ----------     ----------
Other income:
   Commissions for capital improvements          146,224        140,985       192,488        199,735        205,256
   Investment income                               6,367         31,434        30,380        107,216        140,006
                                             -----------     ----------    ----------     ----------     ----------
     Total other income                          152,591        172,419       222,868        306,951        345,262
                                             -----------     ----------    ----------     ----------     ----------
     Income (loss) before taxes on income     (1,257,914)      (290,616)     (683,381)      (512,071)        (8,929)

Provision (credit) for taxes on income           103,524         18,163       (11,770)      (199,871)       (19,690)
                                             -----------     ----------    ----------     ----------     ----------
     Income (loss) before cumulative effect   (1,361,438)      (308,779)     (671,611)      (312,200)        10,761
Cumulative effect                                                                           (100,000)
                                             -----------     ----------    ----------     ----------     ----------
     NET INCOME (LOSS)                       ($1,361,438)     ($308,779)    ($671,611)     ($412,200)       $10,761
                                             ===========     ==========    ==========     ==========     ==========
Per share of common stock:
  Income (loss) before cumulative effect*         ($5.44)        ($1.23)       ($2.68)        ($1.25)         $0.04
  Net income (loss)*                              ($5.44)        ($1.23)       ($2.68)        ($1.65)         $0.04
  Cash dividends                                   $0.00          $0.00         $0.00          $0.20          $0.65
  Shareholders' equity                             $4.82         $10.26        $11.47         $14.17         $16.02


* Based on weighted average shares outstanding

--------------------------------------------


                                      Year Ended     9 Months Ended         Years Ended March 31,
                                      December 31,     December 31,   -----------------------------------
                                          1996           1995           1995          1994        1993
                                       ----------      ----------     ----------   ----------  ----------
FINANCIAL CONDITION
Number of racing days                     115            122            155           137         146

Current assets                         $  694,165      $1,228,020     $1,582,667   $1,808,156  $2,562,208
Marketable securities -- due
  after one year                           89,100         270,770        248,722      651,341     561,098
Net property, plant and equipment       2,066,520       1,933,496      2,018,003    2,125,328   1,776,458
Other assets                              454,062         576,462        572,942      577,618     590,432
                                       ----------      ----------     ----------   ----------  ----------
                                       $3,303,847      $4,008,748     $4,422,334   $5,162,443  $5,490,196
                                       ==========      ==========     ==========   ==========  ==========

Current liabilities                    $1,186,621      $  508,558     $  520,195   $  582,391  $  390,031
Non-current liabilities                   908,011         929,731      1,030,857    1,031,304   1,089,140
Shareholders' equity                    1,209,215       2,570,459      2,871,282    3,548,748   4,011,025
                                       ----------      ---------      ----------   ----------  ----------
                                       $3,303,847      $4,008,748     $4,422,334   $5,162,443  $5,490,196
                                       ==========      ==========     ==========   ==========  ==========


Item 7. Management's Discussion and Analysis
--------------------------------------------

Results of Operations
---------------------

Fiscal Year Ended December 31, 1996 as Compared to Nine Months Ended
--------------------------------------------------------------------
December 31, 1995
-----------------

During the fiscal year ended December 31, 1996, operating a revenues decreased by $409,200, as compared with the nine month period ended December 31, 1995. A portion of the reduced operating revenues are due to seven fewer live racing days during the current season, offset by increases in revenues derived from off-track wagering on Vernon Downs races at both OTB's and at other race tracks. Net corporate sponsorship of racing events decreased $235,984 from the previous racing season.

The Comfort Suites hotel, located on the Raceway's property, continues to benefit the Company's operations. The Raceway operates a mutuel operation in the hotel, which provided in excess of $7 million in total wagers during 1996.

The current year operating expenses increased $538,270 compared to the nine month period ended December 31, 1995. The principal cause for the increase was that the current year included a full 12 month period, whereas the previous nine month transitional period eliminated three months of fixed expenses.

The Company's simulcast operations continued to expand, offering a variety of racing from over fifty different harness and thoroughbred tracks from around the country and internationally during the year ended December 31, 1996. While the simulcast operation operates at a profitable margin, the revenues are not sufficient to cover the losses experienced through live racing.

With declining handles generating fewer revenues, track management has focused on the reduction of operating expenses through a variety of measures. Several live racing dates were removed from the fall schedule, and fewer live dates are planned for the 1997 season. We have eliminated all of our outside stakes races for the 1997 season, including the prestigious Founders Gold Cup trot and the Thomas P. Gaines pace.

The Company has downsized significant numbers of employees in several departments, and negotiated concessions in wages, health care benefits, vacations and retirement benefits with unions representing our employees. A resolution was passed by the Company's Board of Directors to discontinue compensation to directors, and all officers of the Corporation have taken significant salary reductions. We are continuing to work with the Raceway's suppliers and vendors, to accommodate payment schedules and express our need for additional cost cutting measures.

The New York State Department of Environmental Conservation issuance of an order and consent, requiring the Raceway to construct a sewer line between the track property and the Village of Vernon's sewer system, (at a cost in excess of $300,000), and the defeat of the proposed casino legislation in the New York State Senate's have necessitated further financial assistance. We are attempting to sell non-operational properties owned by the Raceway, and have submitted a proposal to the Oneida County Department of Economic Development seeking financial assistance. Additionally we have contacted other local and state representatives, attempting to obtain economic developmental relief, and have appealed for a deferral of local and school taxes on real property.

We are currently continuing to explore our options for raising operating capital.

--------------------------------------------------------

Statistical Comparison:
-----------------------
12 Months Ended December 31, 1996 vs. 12 Months Ended December 31, 1995
-----------------------------------------------------------------------

                                    Twelve Months Ended
                                           December 31,
                               --------------------------------     INCREASE
                                    1996              1995         (DECREASE)
                               --------------   ---------------    ----------
GROSS HANDLE:
  Live Harness                  $10,793,627        $14,128,540    ($3,334,913)
  OTB & ITW                      17,643,366         11,731,203      5,912,163
  Thoroughbred Simulcast          6,046,861          6,688,883       (642,022)
  Harness Simulcast               9,841,602         12,376,358     (2,534,756)

DAILY AVERAGE:
  Live Harness Handle               $93,858           $115,807       ($21,949)
  OTB & ITW Handle                  153,421             96,157         57,264
  Attendance                          1,742              1,685             57

   LIVE RACING DAYS                     115                122             (7)

9 Months Ended December 31, 1995 as Compared to Year Ended March 31, 1995
-------------------------------------------------------------------------

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

The Omnibus Racing bill, originally passed in July, 1994, continued to generate positive increases in the Company's simulcast operations. The bill, which lifted several of the restrictions on receiving simulcast race signals and wagering on out of state races, allowed Vernon Downs to offer a variety of harness and thoroughbred races from more than thirty tracks around the country.

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

Liquidity and Capital Resources
-------------------------------

In 1997, the funding of financing activities and capital requirements for Mid-State Raceway's business will be substantially sourced by cash from operations, although the Company's financial condition may require alternative sources for cash requirements. The Company's current ratio at December 31, 1996 was approximately one to two.

[LOGO]   Urbach Kahn & Werlin PC
         CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Mid-State Raceway, Inc.

We have audited the accompanying balance sheets of Mid-State Raceway, Inc. as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 1996 and the nine months ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Mid-State Raceway, Inc. as of March 31, 1995, were audited by other auditors whose report dated May 12, 1995, expressed an unqualified opinion on those statements, and noted that as described in the notes to the financial statements, the Company changed its accounting for investments in certain securities in 1995.

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

In our opinion, the December 31, 1996 and 1995 financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Raceway, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and the nine months ended December 31, 1995, in conformity with generally accepted accounting principles.


                                   /s/ URBACH KAHN & WERLIN PC

Albany, New York
February 26, 1997








     66 State Street, Albany, NY 12207-2595 (518)449-3166 FAX (518)449-5832


                                            MID-STATE RACEWAY, INC.

                                                 BALANCE SHEETS
                                           DECEMBER 31, 1996 AND 1995

                                     ASSETS                                      1996                 1995
                                                                                 ----                 ----
CURRENT ASSETS
  Cash                                                                       $   236,541           $   551,567
  Cash restricted for purses and uncashed winning tickets                        190,542               141,629
  Investments                                                                     14,075                 8,775
  Accounts receivable, net of allowance for doubtful accounts of
   $30,000 in 1996 and $0 in 1995                                                201,541               333,073
  Prepaid insurance, taxes and other expenses                                     49,111               171,293
  Refundable income taxes                                                          2,355                21,683
                                                                             -----------           -----------
           Total current assets                                                  694,165             1,228,020
                                                                             -----------           -----------
PROPERTY, PLANT AND EQUIPMENT
  Land, racing plant and equipment                                            12,538,616            12,159,787
  Other properties                                                               121,672               121,672
                                                                             -----------           -----------
                                                                              12,660,288            12,281,459
  Less accumulated depreciation                                               10,593,768            10,347,963
                                                                             -----------           -----------
                                                                               2,066,520             1,933,496
                                                                             -----------           -----------
OTHER ASSETS
  Investments                                                                     89,100               270,770
  Cash restricted for future stake events purses                                                        15,770
  Deferred income taxes                                                          325,902               426,032
  Other assets                                                                   128,160               134,660
                                                                             -----------           -----------
                                                                                 543,162               847,232
                                                                             -----------           -----------
                                                                             $ 3,303,847           $ 4,008,748
                                                                             ===========           ===========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                           $   888,514           $   259,364
  Current portion of deferred retirement benefits                                107,565               107,565
  Uncashed winning tickets                                                        87,332                58,229
  Early closing and stake events purse funds                                     103,210                83,400
                                                                             -----------           -----------
           Total current liabilities                                           1,186,621               508,558
                                                                             -----------           -----------
DEFERRED RETIREMENT BENEFITS                                                     908,011               913,961
                                                                             -----------           -----------
FUTURE STAKE EVENTS PURSE FUNDS                                                    --                   15,770
                                                                             -----------           -----------
SHAREHOLDERS' EQUITY
  Common stock, par value $.10 per share;
   authorized 10,000,000 shares;
   issued and outstanding 250,386 shares                                          25,039                25,039
  Additional paid-in capital                                                     225,347               225,347
  Retained earnings                                                              956,534             2,317,972
  Unrealized gain on investments                                                   2,295                 2,101
                                                                             -----------           -----------
             Total shareholders' equity                                        1,209,215             2,570,459
                                                                             -----------           -----------
                                                                             $ 3,303,847           $ 4,008,748
                                                                             ===========           ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                                            MID-STATE RACEWAY, INC.

                                            STATEMENTS OF OPERATIONS
                                         YEAR ENDED DECEMBER 31, 1996,
                                    NINE MONTHS ENDED DECEMBER 31, 1995 AND
                                           YEAR ENDED MARCH 31, 1995

                                                      For the             For the Nine           For the
                                                    Year Ended            Months Ended          Year Ended
                                                December 31, 1996      December 31, 1995      March 31, 1995
                                                (115 Racing Days)      (122 Racing Days)     (155 Racing Days)
                                                -----------------      -----------------     -----------------
Operating revenues
    Net pari-mutuel commissions and breakage
      from wagering
         Vernon Downs Harness                       $1,840,413             $2,201,200           $3,014,863
         Off-track betting                           1,468,103              1,109,876            1,468,874
         Simulcasting                                3,016,815              3,024,272            1,798,943
                                                    ----------            -----------           ----------
                                                     6,325,331              6,335,348            6,282,680
    Admissions                                          92,655                123,522              240,667
    Concessions                                        142,721                223,782              456,715
    Corporate sponsors                                  18,224                354,208              548,028
    Other revenues                                     150,149                101,420              129,482
                                                    ----------            -----------           ----------
            Total operating revenues                 6,729,080              7,138,280            7,657,572
                                                    ----------            -----------           ----------
Operating expenses
    Purses                                           2,259,038              2,378,086            2,583,262
    Payroll                                          1,588,250              1,467,316            1,897,334
    Taxes, other than income                           357,590                287,151              394,347
    Outside services and rentals                       562,175                518,764              672,252
    Utilities                                          330,620                248,441              403,292
    Simulcasting expenses                            1,350,902              1,260,726              788,405
    Depreciation                                       245,805                180,478              254,794
    Bad debts                                           33,769
    Other expenses                                   1,411,431              1,260,353            1,570,135
                                                    ----------            -----------           ----------
            Total operating expenses                 8,139,585              7,601,315            8,563,821
                                                    ----------            -----------           ----------
Loss from operations                                (1,410,505)              (463,035)            (906,249)
                                                    ----------            -----------           ----------
Other income
    Commissions for capital improvements               146,224                140,985              192,488
    Investment income                                    6,367                 31,434               30,380
                                                    ----------            -----------           ----------
            Total other income                         152,591                172,419              222,868
                                                    ----------            -----------           ----------

Loss before provision (credit) for federal and
    state income taxes                              (1,257,914)              (290,616)            (683,381)
                                                    ----------            -----------           ----------
Provision (credit) for federal and state
  income taxes
    Currently payable                                    3,524                  1,838                2,676
    Deferred                                           100,000                 16,325              (14,446)
                                                   -----------             ----------           ----------
                                                       103,524                 18,163              (11,770)
                                                   -----------             ----------           ----------
Net loss                                           $(1,361,438)            $ (308,779)          $ (671,611)
                                                   ===========             ==========           ==========
Loss per common share                              $     (5.44)            $    (1.23)          $    (2.38)
                                                   ===========             ==========           ==========




SEE NOTES TO FINANCIAL STATEMENTS.



                                                     MID-STATE RACEWAY, INC.

                                          STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  YEAR ENDED DECEMBER 31, 1996,
                                             NINE MONTHS ENDED DECEMBER 31, 1995 AND
                                                    YEAR ENDED MARCH 31, 1995

                                          Common Stock
                                           Issued and
                                           Outstanding          Additional                       Unrealized Gain
                                         -----------------       Paid-In         Retained           (Loss) on
                                         Shares     Amount       Capital         Earnings          Investments         Total
                                         ------     ------      ----------       --------        ----------------      -----
Balances at March 31, 1994               250,386    $250,386                     $3,298,362                          $3,548,748

Unrealized loss on investments
  upon adoption of SFAS
  No. 115 on April 1, 1994 (see Note 1)                                                              ($3,468)            (3,468)
Net loss for the year                                                              (671,611)                           (671,611)
Increase in unrealized loss on
  investments                                                                                         (2,387)            (2,387)
Effect of change in common
  stock par value to $.10 per
  share from $1.00 per share                        (225,347)    $225,347
                                         -------    --------     --------        ----------          -------         ----------

Balances at March 31, 1995               250,386      25,039      225,347         2,626,751           (5,855)         2,871,282
Net loss for the nine months                                                       (308,779)                           (308,779)

Change in unrealized gain
  (loss) on investments                                                                                7,956              7,956
                                         -------    --------     --------        ----------          -------         ----------

Balances at December 31, 1995            250,386      25,039      225,347         2,317,972            2,101          2,570,459

Net loss for the year                                                            (1,361,438)                         (1,361,438)

Change in unrealized gain
  (loss) on investments                                                                                  194                194
                                         -------    --------     --------        ----------          -------         ----------

Balances at December 31, 1996            250,386    $ 25,039     $225,347        $  956,534           $2,295         $1,209,215
                                         =======    ========     ========        ==========          =======         ==========



SEE NOTES TO FINANCIAL STATEMENTS.

                                            MID-STATE RACEWAY, INC.

                                            STATEMENTS OF CASH FLOWS
                                         YEAR ENDED DECEMBER 31, 1996,
                                    NINE MONTHS ENDED DECEMBER 31, 1995 AND
                                           YEAR ENDED MARCH 31, 1995

                                                      For the             For the Nine           For the
                                                    Year Ended            Months Ended          Year Ended
                                                December 31, 1996      December 31, 1995      March 31, 1995
                                                (115 Racing Days)      (122 Racing Days)     (155 Racing Days)
                                                -----------------      -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $(1,361,438)           $(308,779)           $ (671,611)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                      245,805              180,478               254,794
      Net amortization/accretion of investments           4,705                  697                 1,826
      Deferred income taxes                             100,000               16,325               (14,446)
      Allowance for doubtful accounts                    30,000
      Changes in:
        Restricted cash                                 (33,143)              83,494                34,880
        Accounts receivable                             101,532             (187,592)              (23,421)
        Prepaid expenses                                122,182               (8,954)                5,155
        Other assets                                      6,500               (9,379)               23,026
        Accounts payable                                629,150               10,230               (31,672)
        Purse funds                                       4,040             (141,723)              (34,880)
        Uncashed winning tickets                         29,103               58,229                  --
        Refundable income taxes                          19,328               (2,355)               93,313
        Deferred retirement benefits                     (5,950)             (39,499)                3,909
                                                    -----------            ---------            ----------
          Net cash used in operating activities        (108,186)            (348,828)             (359,127)
                                                    -----------            ---------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    investment securities                                 --                    --               1,249,715
  Proceeds from maturities and sales of available-
    for-sale investment securities                      456,989              556,000                  --
  Purchase of available-for-sale investment
    securities                                         (285,000)            (179,295)             (449,642)
  Purchase of properties and equipment                 (378,829)             (95,972)             (147,469)
                                                    -----------            ---------            ----------
          Net cash (used in) provided by
            investing activities                       (206,840)             280,733               652,604
                                                    -----------            ---------            ----------

Net increase (decrease) in cash and cash equivalents   (315,026)             (68,095)              293,477

Cash at beginning of year                               551,567              619,662               326,185
                                                    -----------            ---------            ----------

Cash at end of year                                 $   236,541            $ 551,567            $  619,662
                                                    ===========            =========            ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Cash paid (received) during the year for:
      Income taxes                                  $   (13,824)           $   2,274            $  (92,000)
                                                    ===========            =========            ==========

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

              PROPERTY, PLAN AND EQUIPMENT:

              Property, plant and equipment are carried at cost less accumulated depreciation computed by the straight-line and accelerated methods.

              The estimated useful life of the various classes of assets on which current provisions were based are as follows:

                  Land improvements                           5 to 20 years
                  Buildings and improvements                 10 to 40 years
                  Other structures                       15 to 31 1/2 years
                  Equipment                                   3 to 20 years

                             MID-STATE RACEWAY, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

              RETIREMENT PLANS:

              The Company sponsors a number of retirement plans that cover substantially all employees. One group of union employees are covered under an industry-wide union pension plan. The other group of union employees are covered under a defined contribution individual account retirement severance plan which is funded currently. The total contribution under both plans for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995 was $35,996, $44,080, and $66,726, respectively.

              The remaining employees are covered by a defined contribution currently funded individual account retirement plan or an unfunded deferred compensation plan. The total expense charged to operations for these plans amounted to $113,615, $51,925, and $125,325 for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995, respectively. The deferred compensation plan's projected benefit obligation approximates the accrued liability. The defined contribution currently funded individual account retirement plan was terminated by the Company, effective December 31, 1996.

              LOSS PER COMMON SHARE:

              Loss per share of common stock has been calculated based on the weighted average shares outstanding during each year. The weighted average number of common shares outstanding was 250,386 during the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995.

              ADVERTISING:

              The Company follows the policy of charging the costs of advertising to expenses as incurred. Advertising expense was $269,953, $359,464 and $352,816 for the year ended December 31,
              1996, the nine months ended December 31, 1995 and the year ended March 31, 1995, respectively.

              INCOME TAXES:

              The Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

              RECLASSIFICATIONS:

              Certain balances in prior year financial statements have been reclassified for comparative purposes.


NOTE 2.       PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment consists of the following:

                                                    DECEMBER 31,   DECEMBER 31,
                                                        1996           1995
                                                        ----           ----
              Land, racing plant, and equipment
                 Land                               $     77,802   $     77,802
                 Land improvements                     1,257,909        929,931
                 Buildings and improvements            5,682,906      5,682,906
                 Race plant structures                 1,258,915      1,235,065
                 Equipment                             4,249,438      4,219,946
                 Construction in progress                 11,646         14,137
                                                    ------------   ------------
                                                      12,538,616     12,159,787
              Other properties
                 Land                                    121,672        121,672
                                                    ------------   ------------
                     Total properties                 12,660,288     12,281,459
              Less accumulated depreciation           10,593,768     10,347,963
                                                    ------------   ------------
                                                    $  2,066,520   $  1,933,496
                                                    ------------   ------------

                             MID-STATE RACEWAY, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3        INCOME TAXES

              Net deferred tax assets in the accompanying balance sheets have been provided for the temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The temporary differences that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:


                                                  DECEMBER 31,1996                   DECEMBER 31, 1995
                                              --------------------------       -----------------------------
                                              TEMPORARY          TAX           TEMPORARY             TAX
                                              DIFFERENCE         EFFECT        DIFFERENCE           EFFECT
                                              ----------         ------        ----------           ------
Deferred compensation                         $1,015,000      $  378,502        $1,022,000         $380,008
Net operating loss carryforwards               2,400,000         816,000         1,255,000          427,000
Other                                            (44,500)        (16,700)          (50,615)         (18,976)
                                              ----------      ----------        ----------         --------
                                               3,370,500       1,177,802         2,226,385          788,032
Less valuation allowance                          --            (851,900)           --             (362,000)
                                              ----------      ----------        ----------         --------
                                              $3,370,500      $  325,902        $2,226,385         $426,032
                                              ==========      ==========        ==========         ========

              The Company owns certain assets whose market values are significantly greater than their book values. The Company has not recorded a valuation allowance against certain of its deferred tax assets on the basis of its available tax planning strategies, including the potential for sale of the above noted assets at gains significant enough to enable realization of certain tax benefits.

              The net operating loss carry forward will expire at various dates from December 31, 2009, through December 31, 2011.

              A reconciliation of the provision (credit) for income taxes to the statutory amount is as follows:

                                           FOR THE YEAR          FOR THE NINE MONTHS       FOR THE YEAR
                                         ENDED DECEMBER 31,      ENDED DECEMBER 31,       ENDED MARCH 31,
                                               1996                    1995                    1995
                                         ------------------      -------------------      ---------------
                                         AMOUNT          %       AMOUNT           %       AMOUNT        %
Statutory federal income tax             ($438,000)    (34.0)   ($99,000)      (34.0)    ($232,000)  (34.0)
Variances from statutory rate
  Add state income tax,
    net of federal tax benefit               3,524       0.3       4,193         1.4         4,800     0.7
  Increase in valuation allowance          489,900      38.0     139,000        47.8       223,000    32.7
  Prior year's tax                          24,000       1.9     (13,430)       (4.6)        7,000     1.0
  Less reduction for
     Tax exempt income                                                                      (4,000)   (0.6)
     Other                                  24,100       1.8     (12,600)       (4.4)      (10,570)   (1.5)
                                          --------       ---     -------         ---      --------    ----
Effective tax (credit)                    $103,524       8.0     $18,163         6.2      ($11,770)   (1.7)
                                          ========       ===     =======         ===      ========    ====



                             MID-STATE RACEWAY, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4.       MARKETABLE SECURITIES

              As discussed more fully in Note 1, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities effective April 1, 1994.

              The amortized cost, gross unrealized gains, gross unrealized losses, and market values for current marketable securities and marketable securities maturing in greater than one year are as follows:



                                                    DECEMBER 31, 1996                           DECEMBER 31, 1995
                                      ---------------------------------------------    -------------------------------------------
                                                      GROSS UNREALIZED                                GROSS UNREALIZED
                                      AMORTIZED       ----------------                 AMORTIZED      ----------------
                                        COST          GAIN       LOSS      MARKET        COST         GAIN        LOSS      MARKET
                                      ---------       ----       -----     ------      ---------      ----        ----      ------
Securities Available-for-Sale
  Municipal bonds                     $90,421        $  --      $1,321    $ 89,100      $272,115    $  237       $1,582    $270,770
  Other                                 8,929         5,146       --        14,075         3,929     4,846         --         8,775
                                      -------        ------     ------    --------      --------    ------       ------    --------
     Total Available-
       for-Sale                       $99,350        $5,146     $1,321    $103,175      $276,044    $5,083       $1,582    $279,545
                                      =======        ======     ======    ========      ========    ======       ======    ========

              The carrying value and estimated market value of investment securities at December 31, 1996 by contractual maturity are shown below:


                                                         AVAILABLE FOR SALE
                                                    ----------------------------
                                                                       ESTIMATED
                                                     CARRYING            MARKET
                                                      VALUE              VALUE
                                                     --------           --------
              Due in one year or less                $  8,929           $ 14,075
              Due in one through five years            90,421             89,100
                                                     --------           --------
                                                     $ 99,350           $103,175
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

              The total rent expense for the year ended December 31, 1996, the nine months ended December 31, 1995, and the year ended March 31, 1995 amounted to $654,780, $566,786, and $604,127 of which
              $415,178, $311,038, and $259,751 was paid on the totalisator contract for the respective years.

              The current totalisator lease agreement expires on May 31, 2000. Under the agreement, rents charged for the equipment and services are dependent upon the number of live racing meets held and the number of tracks simulcasted. Future rental charges are dependent upon future live racing and simulcast events.

                             MID-STATE RACEWAY, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6.       COMMISSION FOR CAPITAL IMPROVEMENTS

              On July 26, 1983, legislation was passed permitting Upstate New York harness tracks to apply for an increase of 1% of on-track regular and multiple bet pools and 1/2 of 1% from OTB regular and multiple bet pools. Under the law and subject to the approval of the New York State Racing and Wagering Board, these additional funds must be used exclusively for capital improvements. The Company elected to increase such commissions effective September 14, 1983. Expenditures for the related capital improvements through December 31, 1996 under this program have exceed total commissions received by approximately $571,000, and are effectively reimbursable in future years if sufficient commissions are generated.


NOTE 7.       INVESTMENT INCOME

              Investment income consisted of the following for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995:


                                                DECEMBER 31,    DECEMBER 31,      MARCH 31,
                                                    1996            1995            1995
                                                ------------    ------------      ---------
              Interest and dividends              $12,867          $22,054          $53,407
              Equity in earnings (loss) of
                Syracuse Mile, Inc. (an
                insignificant subsidiary)          (6,500)           9,380          (23,027)
                                                   ------          -------          -------
                                                   $6,367          $31,434          $30,380
                                                   ======          =======          =======

NOTE 8.       CORPORATE SPONSORS

              During the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995, the Company received a total of $18,234, $382,000, and $634,400 (before expenses), respectively, for corporate sponsorship of races. Various companies affiliated with the Company's former majority shareholder purchased an aggregate of $148,000, and $76,500 (before expenses) of these sponsorships in the nine months ended December 31, 1995 and the year ended March 31, 1995, respectively. There were no purchases in 1996.


NOTE 9.       HOTEL LEASE

              During fiscal year 1994, the Company, as lessor, entered into a lease agreement with a partnership that includes the Company's majority shareholder. The Company has leased, for an initial period of twenty years, a certain portion of their property for the purpose of permitting the partnership to construct, own, and operate a hotel. Anytime during the lease or any renewal period of the lease, the Company may elect to assume all of the lessee's duties, obligations, rights and responsibilities under the lease. Lease payments during the initial twenty year period are $10,000 per year. Construction of the hotel by the partnership

                             MID-STATE RACEWAY, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9.       HOTEL LEASE (CONTINUED)

              was completed in October 1994. The Company also operates pari-mutuel wagering on the hotel premises. Net pari-mutuel commissions and breakage from wagering on these premises approximated $1,203,000 for the year ended December 31, 1996 ($1,597,000 for the nine months ended December 31, 1995 and $263,000 for the year ended March 31, 1995).

NOTE 10.      CONTINGENCIES

              The Company is a defendant in an action claiming damages in connection with an injury claim. No estimate can yet be made of the potential for liability or damages, or the likely outcome of the litigation.


NOTE 11.      FINANCIAL CONDITION

              The Company sustained a significant operating loss in the year ended December 31, 1996, and working capital has significantly decreased during this period.

              Management has developed the following plans to deal with the Company's deteriorating financial condition, and actions necessary to support operations for at least the next 12 months:

                o Decrease operating expenses through a reduction of live racing days, eliminating outside stake races from the 1997 season, downsizing a number of employees in several departments and negotiating concessions in wages, health care benefits, vacations and retirement benefits with unions and non-union employees.

                o Explore options for raising operating capital, including the sale of property not used in operations, and applying for economic developmental relief funds.

                o Increase marketing of concerts, fairs and festivals to promote Vernon Downs as a family and young adult entertainment center.

Item 9. Changes in Registrant's Certifying Accountant.
------------------------------------------------------

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

An accountant's opinion letter from Coopers & Lybrand, LLP as of March 31, 1995 and for the year then ended does not accompany this filing. There is a continuing dispute with Coopers & Lybrand, LLP. The Registrant does not anticipate a resolution of this matter which would result in Coopers & Lybrand, LLP re-issuing its opinion letter from March 31, 1995.

PART III
--------

The information required by Items 10, 11, and 12 relating to directors and executive officers of Mid-State Raceway, Inc. is incorporated by reference to pages 2 through 9 of the Company's definitive Proxy Statement dated April 30, 1997.


Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

The information required by Item 13 is incorporated by reference to Notes 8 and 9 of the financial statements included in this Form 10-K.



                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
------------------------------------------------------------------------


(a)  1. Financial Statements                                              Page
        --------------------                                              ----

         Included in Part II, Item 8 of this report
              Independent Auditors' Report                                9

              Balance Sheets, December 31, 1996 and 1995                 10

              Statements of Operations,
                Years Ended December 31, 1996, and March 31, 1995 and
                Nine Months Ended March 31, 1995                         11

              Statements of Changes in Shareholders' Equity,
                Years Ended December 31, 1996, and March 31, 1995 and
                Nine Months Ended March 31, 1995                         12

              Statements of Cash Flows,
                Years Ended December 31, 1996, and March 31, 1995 and
                Nine Months Ended March 31, 1995                         13

     Notes to Financial Statements                                       14 - 20


     2. Financial Statement Schedules
        -----------------------------

     Schedules have been omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K
     -------------------

     None were filed for the quarter ended December 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Village of Vernon, State of New York, on the 21st day of March __, 1997.
                          ----       ---------

                                           MID-STATE RACEWAY, INC.


                                           by    /S/  FRANK O. WHITE, JR.
                                           -------------------------------------
                                           Frank O. White, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                  Title                        Date
---------                                  -----                        ----

   /s/   FRANK O. WHITE, JR.      President, Chief Executive          03/21/97
------------------------------    Officer and Director
Frank O. White, Jr.


   /s/   JAMES J. MORAN           Vice President,                     03/21/97
------------------------------    Secretary and Director
James J. Moran


   /s/   THOMAS P. HEGEMAN        Treasurer - (Principal              03/21/97
------------------------------    Financial and Accounting Officer)
Thomas P. Hegeman


   /s/   DAVID H. BROWN           Assistant to the                    03/21/97
------------------------------    President and Director
David H. Brown


   /s/ DOUGLAS BURCH              Director                            03/21/97
------------------------------
Douglas Burch


   /s/   CARL J. EILENBERG        Director                            03/21/97
------------------------------
Carl J. Eilenberg


   /s/   ROBERT W. JAQUINT        Director                            03/21/97
------------------------------
Robert W. Jaquint


   /s/   JEREMIAH C. LAW          Director                            03/21/97
------------------------------
Jeremiah C. Law


   /s/   ROBERT V. McSWEENEY      Director                            03/21/97
------------------------------
Robert V. McSweeney


   /s/   JAMES E. RAYMONDA        Director                            03/21/97
------------------------------
James E. Raymonda

                             ----------



Signature                                  Title                        Date
---------                                  -----                        ----


   /s/   DAVID SLYMAN, SR.        Director                            03/21/97
------------------------------
David Slyman, Sr.


   /s/   FRANK O. WHITE           Director                            03/21/97
------------------------------
Frank O. White


   /s/   JEROME M. WILSON         Director                            03/21/97
------------------------------
Jerome M. Wilson