Form 10-K
period 1997-12-31
MID STATE RACEWAY INC
filed 1998-09-01
CIK 65914

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K


(Mark One)
----------

    [X]       Annual report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (fee required) or

    [ ]     Transition report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 (no fee required)

                  For the fiscal year ended December 31, 1997


                         Commission File Number 0-1607


                            MID-STATE RACEWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEW YORK                                           15-0555258
---------------------------------                         ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


       VERNON, NEW YORK                                            13476
    ---------------------                                       ----------
    (Address of principal                                       (Zip Code)
      executive offices)


               Registrant's telephone number, including area code:
               ---------------------------------------------------
                                 (315) 829-2201


          Securities registered pursuant to Section 12(b) of the Act:
          -----------------------------------------------------------
                                      None.


          Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK $.10 PAR VALUE PER SHARE
                      -------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
the past 90 days.    YES  [X]      NO  [ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


State the aggregate market value of the voting stock held by non-affiliates of the registrant as of a specified date within 60 days prior to the date of filing.
                                  $1,251,930.00


                                     Class
                           ---------------------------
                           COMMON STOCK $.10 PAR VALUE


                        Outstanding at February 27, 1998
                        --------------------------------
                                 250,386 SHARES


DOCUMENTS INCORPORATED BY REFERENCE
  None.

                                   ----------


                 The total number of pages in this report is 28

================================================================================

                                TABLE OF CONTENTS

                                   ----------

                         FORM 10-K ANNUAL REPORT -- 1997

                             MID-STATE RACEWAY, INC.


PART I                                                                      Page
                                                                            ----
  Item 1.  Business.......................................................    3

  Item 2.  Properties.....................................................    3

  Item 3.  Legal Proceedings .............................................    4

  Item 4.  Submission of Matters to a vote of Security Holders ...........    4


PART II

  Item 5.  Market for the Registrant's Common Stock and Related
             Security Holder Matters .....................................    4

  Item 6.  Selected Financial Data .......................................    6

  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........................    7

  Item 8.  Financial Statements and Supplementary Data ...................   10

  Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure .........................   22


PART III

 Item 10.  Directors and Executive Officers of the Registrant ............   22

 Item 11.  Executive Compensation ........................................   24

 Item 12.  Security Ownership of Certain Beneficial Owners
             and Management ..............................................   24

 Item 13.  Certain Relationships and Related Transactions ................   25


PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K .................................................   25

                                     PART I


ITEM 1. BUSINESS.

(a) Mid-State Raceway, Inc., known as Vernon Downs, in Vernon, New York, is licensed under and subject to the regulations of Pari-Mutuel Revenue Law and supervision of the New York Racing and Wagering Board to conduct harness racing at its track and to simulcast racing from other tracks.

(b) The Company is engaged in one business segment.

(c) Generally, Mid-State Raceway is not in competition with other harness racing tracks in New York State for patrons. A thoroughbred race track, which conducts a day-time racing meet, is located about 110 miles from Vernon, New York, and competes to some extent for the Vernon Downs customers primarily on weekend dates.

(d) At the current time, the Company does not have a plan to be year 2000 compliant. The Company expects to develop a plan during the year 1998 and implement it by the end of 1999. The Company does not know at this time if the cost of making its computer systems year 2000 compliant is material.

Increased off-track wagering on thoroughbred and harness racing due to a live television signal being sent into OTB shops in Central New York, the New York State Lottery and the Oneida Indian Nation's Turning Stone Casino, approximately 7 miles away in Verona, New York, were the principal causes to affect Vernon's on-track daily averages of handle and attendance.

Competition for good horses with the resultant attractive racing programs, has increased in recent years, particularly from the metropolitan New York and New Jersey area. However, entries in Vernon Downs' early closing and stake events continue at prior years' levels in both the number and quality of horses.

The Company employed 157 persons during the fiscal year.


ITEM 2. PROPERTIES.

The Racing Plant is located in Vernon, Oneida County, New York. Since the opening of the plant and related facilities in 1953, the Company has maintained a policy of continuously improving and modernizing its facilities. In the period ended December 31, 1997, approximately $34,000 was expended for equipment and renovations to the plant.

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in an action claiming damages in connection with a personal injury claim. No estimate can yet be made of the potential for liability or damages or the likely outcome of the litigation. The Company's liability insurance carrier is defending the Company in this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

On December 29, 1997, a special meeting of the shareholders of the Company was held in order to elect Directors to fill four vacancies in the directorship for the class of 2000, one vacancy in the directorship for the class of 1998, and one vacancy in the directorship for the class of 1999. Justice Cheney, Abe Acee, Thomas Hunter and Edward Leffler were elected as Directors for the class of 2000. Thomas Fiore was elected Director for the class of 1998, and Neil Wager was elected Director for the class of 1999. The newly elected Directors represent one-half of the twelve-member board. No further business was conducted at the meeting.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS.

(a)  Price Range of Stock

     There is no established public trading market for the Company's common stock. The Company is not aware of any trades of the Company's stock in 1997 except for a trade listed on the Internet at $5.00 per share in January, 1997. The stock is not listed nor reported by NASDAQ.

     The following table shows the range of closing bid prices for the Common Stock in the over-the-counter market for the calendar quarters indicated. The prices are based upon local quotes only, as the stock is not listed or reported by NASDAQ.

                                                          Bid Prices
                                                 ----------------------------
                                                 Year Ended December 31, 1996
                                                 ----------------------------
                                                         Low  -  High
                                                        -----   -----
           Quarter Ended March 31 ..............        $5.00 - 10.00

           Quarter Ended June 30 ...............        $5.00 - 11.00

           Quarter Ended September 30 ..........        $5.75 - 15.39

           Quarter Ended December 31 ...........        $1.50 -  9.30

(b)  Approximate Number of Equity Security Holders

           Title of Class                               Number of Record Holders
           --------------                               ------------------------
            Common Stock, $.10 par value per share ....           549


(c)  Dividends

     There were no dividends paid during the years ended December 31, 1997 and 1996.

     There are no restrictions on the payment of dividends on the Company's common stock. Future payment of dividends will be within the discretion of the Company's Board of Directors and will depend on earnings, capital requirements and the operating and financial condition of the Company.


ITEM 6. SELECTED FINANCIAL DATA.

                                                                                      9 Months
                                                        Years Ended December 31,        Ended          Years Ended March 31,
                                                        -------------------------    December 31,    -------------------------
                                                           1997           1996           1995           1995           1994
                                                        ----------     ----------     ----------     ----------     ----------
OPERATING RESULTS
Number of racing days ..............................            77            115            122            155            137
Operating revenues:
 Pari-mutuel commissions and breakage ..............    $5,626,308     $7,050,079     $7,121,567     $7,415,272     $7,174,657
                                                        ----------     ----------     ----------     ----------     ----------
 Less payments to New York State ...................       231,965        297,001        291,317        543,773        609,281
 Breeders' Fund ....................................       180,167        238,859        271,316        267,838        234,553
 Purses ............................................       106,323        188,888        223,586        320,981        363,010
                                                        ----------     ----------     ----------     ----------     ----------
                                                           518,455        724,748        786,219      1,132,592      1,206,844
                                                        ----------     ----------     ----------     ----------     ----------
Net pari-mutual commissions and breakage ...........     5,107,853      6,325,331      6,335,348      6,282,680      5,967,813
Admissions .........................................        61,740         92,655        123,522        240,667        251,313
Concessions and other revenues .....................       211,734        311,094        679,410      1,134,225        982,459
                                                        ----------     ----------     ----------     ----------     ----------
  Total operating revenues .........................     5,381,327      6,729,080      7,138,280      7,657,572      7,201,585
                                                        ----------     ----------     ----------     ----------     ----------
Operating expenses:
 Purses ............................................     1,298,244      2,259,038      2,378,086      2,583,262      2,239,368
 Other .............................................     4,694,672      5,880,547      5,223,229      5,980,559      5,781,239
                                                        ----------     ----------     ----------     ----------     ----------
  Total operating expenses .........................     5,992,916      8,139,585      7,601,315      8,563,821      8,020,607
                                                        ----------     ----------     ----------     ----------     ----------
  Loss from operations .............................      (611,589)    (1,410,505)      (463,035)      (906,249)      (819,022)
                                                        ----------     ----------     ----------     ----------     ----------
Other income:
 Commissions for capital improvements ..............        81,952        146,224        140,985        192,488        199,735
 Investment income (loss) ..........................       (21,470)         6,367         31,434         30,380        107,216
                                                        ----------     ----------     ----------     ----------     ----------
  Total other income ...............................        60,482        152,591        172,419        222,868        305,951
                                                        ----------     ----------     ----------     ----------     ----------
  Loss before taxes on income ......................      (551,107)    (1,257,914)      (290,616)      (683,381)      (512,071)
Provision (credit) for taxes on income .............       329,758        103,524         18,163        (11,770)      (199,871)
                                                        ----------     ----------     ----------     ----------     ----------
  Loss before cumulative effect ....................      (880,865)    (1,361,438)      (308,779)      (671,611)      (312,200)
Cumulative effect ..................................          --             --             --             --         (100,000)
                                                        ----------     ----------     ----------     ----------     ----------
  NET LOSS .........................................      (880,865)    (1,361,438)      (308,779)      (671,611)      (412,200)
                                                        ==========     ==========     ==========     ==========     ==========
Per share of common stock:
 Income (loss) before cumulative effect* ...........        ($3.52)        ($5.44)        ($1.23)        ($2.68)        ($1.25)
 Net income (loss)* ................................        ($3.52)        ($5.44)        ($1.23)        ($2.68)        ($1.65)
 Cash dividends ....................................         $0.00          $0.00)         $0.00          $0.00          $0.20
 Shareholders' equity ..............................         $1.30          $4.82         $10.26         $11.47         $14.17

----------

*Based on weighted average shares outstanding



                                                                                      9 Months
                                                        Years Ended December 31,        Ended          Years Ended March 31,
                                                        -------------------------    December 31,    -------------------------
                                                           1997           1996           1995           1995           1994
                                                        ----------     ----------     ----------     ----------     ----------
FINANCIAL CONDITION

Number of racing days ..............................            77            115            122            155            137
Current assets .....................................       466,963        694,165      1,228,020      1,582,667      1,808,156
Marketable securities - due after 1 year ...........          --           89,100        270,770        248,722        651,341
Net property, plant and equipment ..................     1,857,557      2,055,520      1,933,496      2,018,003      2,125,328
Other assets .......................................       105,803        454,062        576,462        572,942        577,618
                                                        ----------     ----------     ----------     ----------     ----------
                                                         2,430,423      3,303,847      4,007,748      4,422,334      5,162,443
                                                        ==========     ==========     ==========     ==========     ==========
Current liabilities ................................     1,198,072      1,186,621        508,558        520,195        582,391
Non-current liabilities ............................       906,296        908,011        929,731      1,030,857      1,031,304
Shareholders' equity ...............................       326,055      1,209,215      2,570,459      2,871,282      3,548,748
                                                        ----------     ----------     ----------     ----------     ----------
                                                         2,430,423      3,303,847      4,007,748      4,422,334      5,162,443
                                                        ==========     ==========     ==========     ==========     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO
YEAR ENDED DECEMBER 31, 1996

During the year ended December 1997, operating revenues decreased by $1,347,753, as compared with the year ended December 31, 1996. A substantial portion of the reduced operating revenues was due to 38 fewer live racing days during the 1997 racing season. Net corporate sponsorship of racing events decreased $13,224 from the previous racing season.

The Comfort Suites hotel, located on the Company's track property, continues to benefit the Company's operations. The Company operates a mutuel operation in the hotel, which provided net pari-mutuel commissions and breakage from wagering in the approximate amount of $840,000.

The current year operating expenses decreased $2,146,669 compared to the year ended December 31, 1996. The principal cause for the decrease was the reduction in the number of racing days.

The Company's simulcast operations continued to expand, offering a variety of racing from over 56 different harness and thoroughbred tracks from around the country and internationally during the year ended December 31, 1997. While the simulcast operation operates at a profitable margin, the revenues are not sufficient to cover the losses experienced through live racing.

With declining handles generating fewer revenues, track management has focussed on the reduction of operating expenses through a variety of measures, including a reduction in payroll and outside services.

The Company has continued to downsize significant numbers of employees in several departments, and negotiated concessions in wages, health care benefits, vacations and retirement benefits with unions representing our employees. A resolution was passed by the Company's Board of Directors to discontinue unfunded deferred compensation to retired directors and executives, compensation to directors, and all officers of the Company have taken significant salary reductions. The Company is continuing to work with the Raceway's suppliers and vendors, to accommodate payment schedules and express our need for additional cost cutting measures.

STATISTICAL COMPARISON:

12 MONTHS ENDED DECEMBER 31, 1997 VS. 12 MONTHS ENDED DECEMBER 31, 1996


                                       Twelve Months Ended
                                           December 31,
                                    --------------------------       INCREASE
                                       1997            1996         (DECREASE)
                                    ----------     -----------     ------------
GROSS HANDLE:
  Live Harness ................     $6,120,734     $10,793,627     $(4,672,893)
  OTB & ITW ...................      8,182,247      17,643,366      (9,461,119)
  Thoroughbred Simulcast ......      5,765,799       6,046,861        (281,062)
  Harness Simulcast ...........      8,794,185       9,841,602      (1,047,417)

DAILY AVERAGE:
  Live Harness Handle .........     $   79,490     $    93,858     $   (14,368)
  OTB & ITW Handle ............        106,263         153,421         (47,158)
  Attendance ..................          1,666           1,742             (76)

  LIVE RACING DAYS ............             77             115             (38)


FISCAL YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO
NINE MONTHS ENDED DECEMBER 31, 1995

During the fiscal year ended December 31, 1996, operating revenues decreased by $409,200, compared with the nine-month period ended December 31, 1995. The reduced operating revenues were the effect of the Company change in year end, resulting in a nine-month transitional period. A portion of the decrease is due to seven less live racing days during the transitional period. Net corporate sponsorship of racing events decreased $335,984 from the previous racing season.

Operating expenses increased by $538,270 compared to the nine-month period ended December 31, 1995. The principal causes for the increase was the transition from a nine-month period to a twelve-month period.

SUBSEQUENT EVENTS

In 1998, the Company was fined $416,000 by the New York State Racing and Wagering Board (the "Board") for instances of non-compliance, and has been directed to reimburse the Company's capital improvement fund for any unqualified capital expenditures. However, the Board is indicating its willingness to abate the fine if the Company demonstrates compliance during the 1998 racing season. Management expects that appropriate compliance will be demonstrated and that, accordingly, the fines will be abated. However, there can be no assurance that the fines will be abated. The Company also believes that qualified capital expenditures exceed the amount provided by the capital improvement fund and that, accordingly, no reimbursement of unexpended funds will be required.

The Company continues to take action and explore its options to raise operating capital, including but not limited to the following:

     a. In 1998, the Company realized $400,000 on the sale of surplus undeveloped real estate located in Onondaga County.

     b. The Company is pursuing loans and grants from various local and state agencies.

     c. The Company has closed on a One Million Dollar ($1,000,000) loan secured by a mortgage on its race track property in Vernon, New York.

The Company will continue to explore any additional options to raise any additional necessary funds for the Company's operations.

In addition to exploring funding options as set forth above, the Company plans to do or has done the following to improve its financial condition and improve the efficiency of its operations:

     a.   Hire new management.

     b.   Replace the food service concessioner.

     c.   Increase the number of events using the facility.

     d. Eliminate expenditures not necessary to the operation of the facility including certain deferred compensation payments.

There can be no assurance that efforts to improve the Company's financial condition will be successful.


LIQUIDITY AND CAPITAL RESOURCES

In 1998, the funding of business operations and capital requirements for Mid-State Raceway's business will be substantially sourced by cash from operations, sale of non-operating assets, anticipated mortgage loans, and anticipated loans and/or grants from government agencies. The Company's current ratio at December 31, 1997 was approximately one to two and one-half.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Mid-State Raceway, Inc.

We have audited the accompanying balance sheets of Mid-State Raceway, Inc. as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996, and the nine months ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Raceway, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and the nine months ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company incurred significant operating losses in 1997 and 1996, and is subject to several contingent liabilities as further explained in Note 10, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Albany, New York
March 13, 1998

                                       MID-STATE RACEWAY, INC.

                                           BALANCE SHEETS
                                     DECEMBER 31, 1997 AND 1996


                                               ASSETS
                                                                             1997           1996
                                                                         -----------     -----------
CURRENT ASSETS
   Cash .............................................................    $   195,997     $   236,541
   Cash restricted for purses and uncashed winning tickets ..........         62,210         190,542
   Investments ......................................................           --            14,075
   Accounts receivable, net of allowance for doubtful accounts
      of $7,000 in 1997 and $30,000 in 1996 .........................        187,016         203,896
   Prepaid insurance, taxes and other expenses ......................         21,740          49,111
                                                                         -----------     -----------
                Total current assets ................................        466,963         694,165
                                                                         -----------     -----------
PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment .................................     12,555,965      12,538,616
   Other properties .................................................        121,672         121,672
                                                                         -----------     -----------
                                                                          12,677,637      12,660,288
   Less accumulated depreciation ....................................     10,820,080      10,593,768
                                                                         -----------     -----------
                                                                           1,857,557       2,066,520
                                                                         -----------     -----------
OTHER ASSETS
   Investments ......................................................           --            89,100
   Deferred income taxes ............................................           --           325,902
   Other assets .....................................................        105,903         128,160
                                                                         -----------     -----------
                                                                             105,903         543,162
                                                                         -----------     -----------
                                                                         $ 2,430,423     $ 3,303,847
                                                                         ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses ............................    $ 1,028,297     $   888,514
   Current portion of deferred retirement benefits (Note 10) ........        107,565         107,565
   Uncashed winning tickets .........................................         62,210          87,332
   Early closing and stake events purse funds .......................           --           103,210
                                                                         -----------     -----------
                Total current liabilities ...........................      1,198,072       1,186,621
                                                                         -----------     -----------
DEFERRED RETIREMENT BENEFITS (Note 10) ..............................        906,296         908,011
                                                                         -----------     -----------
CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY
   Common stock, par value $.10 per share;
      authorized 10,000,000 shares;
      issued and outstanding 250,386 shares .........................         25,039          25,039
   Additional paid-in capital .......................................        225,347         225,347
   Retained earnings ................................................         75,669         956,534
   Unrealized gain on investments ...................................           --             2,295
                                                                         -----------     -----------
                Total shareholders' equity ..........................        326,055       1,209,215
                                                                         -----------     -----------
                                                                         $ 2,430,423     $ 3,303,847
                                                                         ===========     ===========

SEE NOTES TO FINANCIAL STATEMENTS.


                                                MID-STATE RACEWAY, INC.

                                               STATEMENTS OF OPERATIONS
                                        YEARS ENDED DECEMBER 31, 1997 AND 1996
                                        AND NINE MONTHS ENDED DECEMBER 31, 1995

                                                                                                       For the Nine
                                                        For the Year Ended    For the Year Ended       Months Ended
                                                        December 31, 1997      December 31, 1996     December 31, 1995
                                                         (77 Racing Days)      (115 Racing Days)     (122 Racing Days)
                                                        ------------------    ------------------     -----------------
Operating revenues
   Net pari-mutuel commissions and breakage from
      wagering
         Vernon Downs Harness ...........................   $1,054,039            $ 1,840,413            $2,201,200
         Off-track betting ..............................    1,369,151              1,468,103             1,109,876
         Simulcasting ...................................    2,684,663              3,016,815             3,024,272
                                                            ----------            -----------            ----------
                                                             5,107,853              6,325,331             6,335,348
   Admissions ...........................................       61,740                 92,655               123,522
   Concessions ..........................................      109,236                142,721               223,782
   Corporate sponsors ...................................        5,000                 18,224               354,208
   Other revenues .......................................       97,498                150,149               101,420
                                                            ----------            -----------            ----------
              Total operating revenues ..................    5,381,327              6,729,080             7,138,280
                                                            ----------            -----------            ----------
Operating expenses
   Purses ...............................................    1,298,244              2,259,038             2,378,086
   Payroll ..............................................    1,240,253              1,588,250             1,467,316
   Taxes, other than income .............................      384,469                357,590               287,151
   Outside services and rentals .........................      381,483                562,175               518,764
   Utilities ............................................      434,458                627,096               505,571
   Simulcasting expenses ................................      999,772              1,054,426             1,003,596
   Depreciation .........................................      233,356                245,805               180,478
   Bad debts ............................................        9,905                 33,769                  --
   Other expenses .......................................    1,010,976              1,411,436             1,260,353
                                                            ----------            -----------            ----------
              Total operating expenses ..................    5,992,916              8,139,585             7,601,315
                                                            ----------            -----------            ----------
Loss from operations ....................................     (611,589)            (1,410,505)             (463,035)
                                                            ----------            -----------            ----------
Other income
   Commissions for capital improvements .................       81,952                146,224               140,985
   Investment income (loss) .............................      (21,470)                 6,367                31,434
                                                            ----------            -----------            ----------
              Total other income ........................       60,482                152,591               172,419
                                                            ----------            -----------            ----------
Loss before provision for federal and
   state income taxes ...................................     (551,107)            (1,257,914)             (290,616)
                                                            ----------            -----------            ----------
Provision for federal and state income taxes
   Currently payable ....................................        2,326                  3,524                 1,838
   Deferred .............................................      327,432                100,000                16,325
                                                            ----------            -----------            ----------
                                                               329,758                103,524                18,163
                                                            ----------            -----------            ----------
Net loss ................................................   $ (880,865)           $(1,361,438)           $ (308,779)
                                                            ==========            ===========            ==========
Loss per common share ...................................   $    (3.52)           $     (5.44)           $    (1.23)
                                                            ==========            ===========            ==========
Cash dividends per share ................................   $     --              $      --              $     --
                                                            ==========            ===========            ==========


SEE NOTES TO FINANCIAL STATEMENTS.

                                                         -12-

                                                      MID-STATE RACEWAY, INC.

                                           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               YEARS ENDED DECEMBER 31, 1997 AND 1996
                                              AND NINE MONTHS ENDED DECEMBER 31, 1995


                                                            Common Stock                                  Unrealized
                                                      Issued And Outstanding   Additional    Retained        Gain
                                                      ----------------------    Paid-in      Earnings     (Loss) on
                                                        Shares      Amount      Capital      (Deficit)    Investments      Total
                                                      ----------   ---------    --------    -----------   -----------   ------------
Balances at March 31, 1995 ......................       250,386     $25,039     $225,347    $ 2,626,751     $(5,855)    $ 2,871,282

Net loss for the nine months ....................          --          --           --         (308,779)       --          (308,779)

Change in unrealized gain (loss) on investments..          --          --           --             --         7,956           7,956
                                                        -------     -------     --------    -----------     -------     -----------
Balances at December 31, 1995 ...................       250,386      25,039      225,347      2,317,972       2,101       2,570,459


Net loss for the year ...........................          --          --           --       (1,361,438)       --        (1,361,438)

Change in unrealized gain (loss) on investments..          --          --           --             --           194             194
                                                        -------     -------     --------    -----------     -------     -----------
Balances at December 31, 1996 ...................       250,386     25,039      225,347         956,534       2,295       1,209,215


Net loss for the year ...........................          --          --          --          (880,865)       --          (880,865)

Change in unrealized gain (loss) on investments..          --          --          --             --        (2,295)         (2,295)
                                                        -------     -------     --------    -----------     -------     -----------
Balances at December 31, 1997 ...................       250,386     $25,039     $225,347    $    75,669     $   --      $   326,055
                                                        =======     =======     ========    ===========     =======     ===========

SEE NOTES TO FINANCIAL STATEMENTS.




                                                      MID-STATE RACEWAY, INC.

                                                      STATEMENTS OF CASH FLOWS
                                               YEARS ENDED DECEMBER 31, 1997 AND 1996
                                              AND NINE MONTHS ENDED DECEMBER 31, 1995

                                                                                                                   FOR THE NINE
                                                           FOR THE YEAR ENDED        FOR THE YEAR ENDED            MONTHS ENDED
                                                           DECEMBER 31, 1997          DECEMBER 31, 1996         DECEMBER 31, 1995
                                                            (77 RACING DAYS)          (115 RACING DAYS)         (122 RACING DAYS)
                                                             --------------            ---------------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...............................................   $(880,865)                 $(1,361,438)               $(308,779)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation .....................................     233,356                      245,805                  180,478
         Net amortization/accretion of investments ........          26                        4,705                      697
         Deferred income taxes ............................     327,432                      100,000                   16,325
         Allowance for (recoveries of) doubtful
            accounts ......................................     (23,000)                      30,000                     --
         Gain on sale of investment securities ............      (4,769)                        --                       --
         Loss on disposal of equipment ....................       1,431                         --                       --
         Changes in:
            Restricted cash ...............................     128,332                      (33,143)                  83,494
            Accounts receivable ...........................      39,880                      120,860                 (189,947)
            Prepaid expenses ..............................      27,371                      122,182                   (8,954)
            Other assets ..................................      22,257                        6,500                   (9,379)
            Accounts payable ..............................     146,413                      629,150                   10,230
            Purse funds ...................................    (103,210)                       4,040                 (141,723)
            Uncashed winning tickets ......................     (25,122)                      29,103                   58,229
            Deferred retirement benefits ..................      (1,715)                      (5,950)                 (39,499)
                                                              ---------                  -----------                ---------
              Net cash used in operating activities .......    (112,183)                    (108,186)                (348,828)
                                                              ---------                  -----------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and sales of available-
     for-sale investment securities .......................     104,093                      456,989                  556,000
   Purchase of available-for-sale investment
     securities ...........................................        --                       (285,000)                (179,295)
   Proceeds from sale of equipment ........................       1,200                         --                       --

   Purchase of properties and equipment ...................     (33,654)                    (378,829)                 (95,972)
              Net cash (used in) provided by                  ---------                  -----------                ---------
                 investing activities .....................      71,639                     (206,840)                 280,733
                                                              ---------                  -----------                ---------
Net (decrease) in cash ....................................     (40,544)                    (315,026)                 (68,095)

Cash at beginning of year .................................     236,541                      551,567                  619,662
                                                              ---------                  -----------                ---------
Cash at end of year .......................................   $ 195,997                  $   236,541                $ 551,567
                                                              =========                  ===========                =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
      Cash paid (received) during the year for:
         Income taxes .....................................   $   2,353                  $   (13,824)               $   2,274
                                                              =========                  ===========                =========
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
      Equipment returned upon termination of
         capital lease agreement ..........................   $   6,630                  $      --                  $    --
                                                              =========                  ===========                =========

SEE NOTES TO FINANCIAL STATEMENTS.

                                                            -14-

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

              INVESTMENT SECURITIES:

                 Investments are classified as available-for-sale and reported at fair value, with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of the applicable income tax effect.

              PROPERTY, PLANT AND EQUIPMENT:

                 Property, plant and equipment are carried at cost less accumulated depreciation computed by the straight-line and accelerated methods.

                 The estimated useful life of the various classes of assets on which current provisions were based are as follows:

                     Land improvements .................        5 to 20 years
                     Buildings and improvements ........       10 to 40 years
                     Other structures ..................   15 to 31-1/2 years
                     Equipment .........................        3 to 20 years

              RETIREMENT PLANS:

                 The Company sponsors a number of retirement plans that cover substantially all employees. One group of union employees are covered under an industry-wide union pension plan. The other group of union employees are covered under a defined contribution individual account retirement severance plan which is funded currently. The total contribution under both plans for the year ended December 31, 1997, the year ended December 31, 1996, and the nine months ended December 31, 1995 was $18,791, $35,996, and $44,080, respectively.

                             MID-STATE RACEWAY, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

              RETIREMENT PLANS, CONTINUED:

                 The remaining employees are covered by a defined contribution currently funded individual account retirement plan or an unfunded deferred compensation plan. Total expense charged to operations for these plans amounted to $105,850, $113,615, and $51,925 for the years ended December 31, 1997 and 1996, and the nine months ended December 31, 1995, respectively. The deferred compensation plan's projected benefit obligation approximates the accrued liability. The Company terminated this plan during March 1998 (Note 10) and believes that it will not incur any additional expense or make additional payments against this liability. The defined contribution currently funded individual account retirement plan was terminated by the Company, effective December 31, 1996.

              LOSS PER COMMON SHARE:

                 Loss per share of common stock has been calculated based on the weighted average shares outstanding during each year. The weighted average number of common shares outstanding was 250,386 during the years ended December 31, 1997 and 1996, and the nine months ended December 31, 1995.

              ADVERTISING:

                 The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $65,245, $269,953 and $359,464 for the years ended December 31, 1997 and 1996, and the nine months ended December 31, 1995, respectively.

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

                             MID-STATE RACEWAY, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consists of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                       1997             1996
                                                   -----------      -----------
Land, racing plant, and equipment
 Land ......................................       $    77,802      $    77,802
 Land improvements .........................         1,278,854        1,257,909
 Buildings and improvements ................         5,682,906        5,682,906
 Race plant structures .....................         1,258,915        1,258,915
 Equipment .................................         4,246,667        4,249,438
 Construction in progress ..................            10,821           11,646
                                                   -----------      -----------
                                                    12,555,965       12,538,616
Other properties
 Land ......................................           121,672          121,672
                                                   -----------      -----------
                                                    12,677,637       12,660,288
Less accumulated depreciation ..............        10,820,080       10,593,768
                                                   -----------      -----------
                                                   $ 1,857,557      $ 2,066,520
                                                   ===========      ===========

NOTE 3.   INCOME TAXES

          Net deferred tax assets in the accompanying balance sheets have been provided for the temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The temporary differences that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows:

                                                 DECEMBER 31, 1997             DECEMBER 31, 1996
                                            --------------------------     -------------------------
                                            TEMPORARY          TAX         TEMPORARY         TAX
                                            DIFFERENCE        EFFECT       DIFFERENCE       EFFECT
                                            ----------     -----------     ----------     ----------
Deferred compensation ...................   $1,013,000     $   376,800     $1,015,000     $  378,502
Net operating loss carryforwards ........    2,900,000         986,000      2,400,000        816,000
Other ...................................      (22,000)         (8,800)       (44,500)       (16,700)
                                            ----------     -----------     ----------     ----------
                                             3,891,000       1,354,000      3,370,500      1,177,802
Less valuation allowance ................         --        (1,354,000)          --         (851,900)
                                            ----------     -----------     ----------     ----------
                                            $3,891,000     $      --       $3,370,500     $  325,902
                                            ==========     ===========     ==========     ==========

          As of December 31, 1996, the Company owns certain assets whose market values are significantly greater than their book values. The Company did not record a valuation allowance against certain of its deferred tax assets at that date on the basis of available tax planning strategies, including the potential for sale of the above noted assets at gains significant enough to enable realization of certain tax benefits.

          During 1997, the Company determined that an increase in the valuation allowance was appropriate because of uncertainty associated with the payment of its unfunded deferred compensation plan obligations.

                             MID-STATE RACEWAY, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3.   INCOME TAXES, CONTINUED

          The net operating loss carryforward will expire at various dates from December 31, 2009 through December 31, 2012.

          A reconciliation of the provision (credit) for income taxes to the statutory amount is as follows:

                                            FOR THE YEAR ENDED        FOR THE YEAR ENDED      FOR THE NINE MONTHS ENDED
                                            DECEMBER 31, 1997          DECEMBER 31, 1996          DECEMBER 31, 1995
                                           -------------------        -------------------     -------------------------
                                             AMOUNT         %           AMOUNT         %          AMOUNT         %
                                           ---------      ----        ---------      ----        --------      ----
Statutory federal income tax ...........   $(188,000)    (34.0)       $(438,000)    (34.0)        (99,000)    (34.0)
Variances from statutory rate
  Add state income tax, net of
    federal tax benefit ................       2,326       0.4            3,524       0.3           4,193       1.4
  Increase in valuation allowance ......     502,100      91.0          489,900      38.0         139,000      47.8
  Prior year's tax .....................        --         0.0           24,000       1.9         (13,430)     (4.6)
  Less reduction for
    Tax exempt income
    Other ..............................      13,332       2.4           24,100       1.8         (12,600)     (4.4)
                                           ---------      ----        ---------      ----        --------      ----
Effective tax (credit) .................   $ 329,758      59.8        $ 103,524       8.0        $ 18,163       6.2
                                           =========      ====        =========      ====        ========      ====


NOTE 4.   MARKETABLE SECURITIES

          The amortized cost, gross unrealized gains, gross unrealized losses, and market values for current marketable securities and marketable securities maturing in greater than one year are as follows:

                                               DECEMBER 31, 1997                                DECEMBER 31, 1996
                                               -----------------                                ------------------
                                               GROSS UNREALIZED                                 GROSS UNREALIZED
                                  AMORTIZED    -----------------                 AMORTIZED      ------------------
                                     COST       GAIN       LOSS      MARKET        COST         GAIN        LOSS        MARKET
                                    -----      -----      ------     ------     ----------     ------      ------      --------
Securities Available-
  for-Sale
    Municipal bonds .............   $ --       $ --       $ --        $ --       $ 90,421      $ --        $1,321      $ 89,100
    Other .......................     --         --         --          --          8,929       5,146        --          14,075
                                    -----      -----      -----       -----      --------      ------      ------      --------
     Total Available-
       for-Sale .................   $ --       $ --       $ --        $ --       $ 99,350      $5,146      $1,321      $103,175
                                    =====      =====      =====       =====      ========      ======      ======      ========


NOTE 5.   LEASES

          The Company leases certain equipment for use during each racing season including an agreement for pari-mutuel totalisator equipment and services.

          Total rent expense for the years ended December 31, 1997 and 1996, and the nine months ended December 31, 1995 amounted to $495,481, $654,780 and $566,786 of which $331,716, $415,178, and $311,038 was paid on the totalisator contract for the respective years.

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

NOTE 6.   COMMISSIONS FOR CAPITAL IMPROVEMENTS

          On July 26, 1983, legislation was passed permitting Upstate New York harness tracks to apply for an increase of 1% of on-track regular and multiple bet pools and 1/2 of 1% from OTB regular and multiple bet pools. Under the law and subject to the approval of the New York State Racing and Wagering Board, these additional funds must be used for capital improvements or a portion may be used for advertising. The Company elected to increase such commissions effective September 14, 1983. Expenditures for the years ended 1994 through 1997, have been submitted to the New York State Racing and Wagering Board for approval (Note 10).

NOTE 7.   INVESTMENT INCOME (LOSS)

          Investment income consisted of the following for the years ended December 31, 1997 and 1996, and the nine months ended December 31, 1995:

                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                         1997           1996          1995
                                     ------------   ------------   -----------
Interest and dividends ............    $    787       $12,867        $22,054
Equity in earnings (loss) of
  Syracuse Mile, Inc. (an
  insignificant subsidiary) .......     (22,257)       (6,500)         9,380
                                       --------       -------        -------
                                       $(21,470)      $ 6,367        $31,434
                                       ========       =======        =======

NOTE 8.   CORPORATE SPONSORS

          During the years ended December 31, 1997 and 1996, and the nine months ended December 31, 1995, the Company received a total of $5,000, $18,234, and $382,000 (before expenses), respectively, for corporate sponsorship of races. Various entities affiliated with the Company's former majority shareholder purchased an aggregate of $148,000 (before expenses) of these sponsorships in the nine months ended December 31, 1995. There were no corporate sponsorships purchased by affiliates in 1997 or 1996.

NOTE 9.   HOTEL LEASE

          During fiscal year 1994, the Company, as lessor, entered into a lease agreement with a partnership that includes the Company's former majority shareholder. The Company has leased, for an initial period of twenty years, a certain portion of their property for the purpose of permitting the partnership to construct, own, and operate a hotel. Anytime during the lease or any renewal period of the lease, the Company may elect to assume all of the lessee's duties, obligations, rights and responsibilities under the lease. Lease payments during the initial twenty year period are $10,000 per year.

                             MID-STATE RACEWAY, INC.

                         NOTES TO FINANCIAL STATEMENTS


          Construction of the hotel by the partnership was completed in October 1994. The Company also operates pari-mutuel wagering on the hotel premises. Net pari-mutuel commissions and breakage from wagering on these premises approximated $840,000 for the year ended December 31, 1997 ($1,203,000 for the year ended December 31, 1996 and $1,597,000 for the nine months ended December 31, 1995).

NOTE 10.  CONTINGENCIES

          NEW YORK STATE RACING AND WAGERING BOARD COMPLIANCE AUDIT

          During 1998, the New York State Racing and Wagering Board (the Board) reviewed the Company's compliance with the Board's policies and procedures. Based upon the Board's findings, the Company was fined $416,000 for instances of non compliance and has also been directed to reimburse the Company's capital improvement account for any unqualified capital expenditures. The Board had indicated its willingness to abate the fine if the Company demonstrates compliance during the subsequent racing season. Management believes that appropriate compliance will be demonstrated and these fines have not been accrued in the accompanying financial statements. The Company has submitted supporting documentation to the Board documenting capital expenditures incurred. The Company believes that qualified expenditures exceed the amount provided by the capital improvement fund and expects that the expenditures will be approved. The Board has also assessed fines against former officers of the Company totaling $93,000. The financial effect to the Company, if any, relating to this assessment has not been determined.

          VENDOR CLAIMS

          As of December 31, 1997, the Company had received invoices approximating $190,000 from a former food concessionaire. The concessionaire is invoicing to receive payment from the Company in excess of any amounts paid to the Company to cover the concessionaire's losses. The Company contends that the concession agreement does not contain such a provision covering losses either expressed or implied and believes that the claim will not result in any material liability.

          FORMER MAJORITY SHAREHOLDER

          During 1998, the Company was requested to and has provided financial information to a bankruptcy trustee relating to approximately $1,200,000 of corporate sponsorships (Note 8) it received over a period of years from bankrupt affiliates of its former majority shareholder. If any of the sponsorships are ultimately determined to be fraudulent conveyances, the Company could be required to refund such amounts.

          OTHER

          The Company may be liable for severance payments under an employment agreement with a former officer who was terminated in March 1998.

          In March 1998, the Company voted to terminate its unfunded deferred compensation plan (Note 1) and believes that it will not incur any additional expense or make any additional payments against this liability.

                             MID-STATE RACEWAY, INC.

                         NOTES TO FINANCIAL STATEMENTS


          LITIGATION

          The Company is a defendant in an action claiming damages in connection with an injury claim. No estimate can yet be made of the potential for liability or damages, or the likely outcome of the litigation.

NOTE 11.  OTHER RELATED PARTY TRANSACTIONS

          In March 1998, the Company sold idle land with nominal book value, to an affiliate of a member of the Company's Board of Directors for $400,000.

NOTE 12.  FINANCIAL CONDITION

          The Company has sustained significant operating losses for the years ended December 31, 1997 and 1996, as well as for the nine months ended December 31, 1995, resulting in a deterioration of working capital and shareholders equity.

          As a result of these losses, the Company has initiated plans to deal with its deteriorating financial condition. These include the following:

               o  Hiring of new management;

               o  Appointment of new officers and directors;

               o  Termination of the food service concessionaire;

               o  Sale of idle assets;

               o Applications to local governmental agencies for grants and subordinated debt (some of which are approved if long-term financing is arranged);

               o Applications to financial institutions for long-term financing;

               o  Increasing the number of events using the facility; and

               o  Elimination of various expenditures.

          There can be no assurances that these plans will be successfully implemented, and the ability of the Company to support operations for the next 12 months is not presently determinable. Further, the ability of the Company to continue as a going concern will be dependent on the successful resolution of the various contingencies disclosed in
          Note 10.

ITEM 9. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

There are no current changes in the Registrant's certifying accountant.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company as of March 15, 1998 are as follows:

                                                              Common Shares
                                                              Beneficially
                                                 Became        Owned as of
          Name and Age                          Director    December 31, 1997
          ------------                          --------    -----------------
  Frank O. White, Jr. (43) ...................    1985            1,142

  James J. Moran (57) ........................    1986              100

* David Slyman, Sr. ..........................    1997                0

* Jeremiah Law ...............................    1997            1,010

* Justice M. Cheney (65) .....................    1997              100

* Neil Wager .................................    1997           126,659**

* Edward Leffler (55) ........................    1997                0

  Thomas M. Hunter (51) ......................    1997                0

  Abe Acee, Jr. ..............................    1997                0

  Thomas Fiore ...............................    1997                0

  James R. Wise (50) .........................                        0

----------

 *  Member of Executive Committee

** Mr. Wager is managing member of NW Investors II, LLC which claims ownership of 126,657 shares in the name of Standardbred Enterprises, Ltd. by virtue of those shares being pledged to it as security for a loan and such loan being in default.

All officers and directors as a group .......................   128,911   50.59%
 (including individuals named above)


Justice M. Cheney has been President and Chief Executive Officer of the Company since December, 1997. He is an adjunct professor with the Department of Vocational/Technical

Education, SUNY Oswego. He has been a member of the United States Trotting Association since 1953 and is licensed as an owner, trainer, driver and breeder of standardbred horses. He has raced harness horses as both a driver and trainer at Vernon Downs, Saratoga Raceway and various New York State and County Fairs.

Edward Leffler has been Vice President of the Company since December, 1997. He is the Chief Executive Officer of James Square Health and Rehabilitation Center, Syracuse, New York and the Chief Executive Officer of E.L. Management of Syracuse Corp. He has more than 25 years experience in health care services, including planning, design, construction and operation of health care facilities. Mr. Leffler is President of the Board of Visitors of the Syracuse University School of Social Work.

James J. Moran has been Secretary of the Company since 1994 and Assistant Secretary since 1985. He has been Director of Publicity/Public Relations since 1975 and Track Announcer since 1964. He is past President and Chairman of the Board of the North American Harness Publicists Association and Secretary/Treasurer of Vernon Chapter of the U.S. Harness Riders Association.

Thomas Hunter has been a licensed standardbred trainer from 1980 to the present and is licensed as such by the New York State Racing and Wagering Board. Mr. Hunter is currently employed by H&B Marketing working in the area of advertising sales. Prior to 1992, Mr. Hunter was a self-employed businessman working in telecommunications management, marketing sales and development.

Abe Acee, Jr. has been a resident of Vernon, New York for 20 years. Mr. Acee owns the Nothin' Fancy Cafe and Country Edition which is a popular entertainment center in Vernon which features a bar and dance hall. From 1977 to 1993, Mr. Acee provided a feed service to Vernon Downs and also brokered hay and straw to major standardbred and thoroughbred facilities and breeding farms in the northeastern United States. Mr. Acee is one of the founders of the Vernon Merchants Association and continues to be an active member of the Association.

Neil Wager is a Managing Member of NW Investors II, LLC.

James R. Wise has been Treasurer of the Company since November, 1997. Mr. Wise is a certified public accountant licensed in New York State. He is a member of the American Institute of Certified Public Accountants (AICPA) and New York State Society of Certified Public Accountants (NYSSCPA). Prior to 1997, Mr. Wise was Director of Finance/Administration for a multi-state law firm for 12 years and worked for an international public accounting firm for 14 years.

The Board of Directors of the Company has Executive and Compensation Committees. Although the Company does not have a Nominating Committee, the Board of Directors, as a committee of the whole, performs the functions of such a committee by reviewing nominations suggested by any of its members and then making a recommendation to the shareholders. The Board of Directors will consider shareholders' recommendations for directors sent to James J. Moran, Vice President and Secretary, Mid-State Raceway, Inc., P.O. Box 860, Vernon, New York 13476.

The Executive Committee exercises all the powers of the Board of Directors during the interval between meetings of the Board, subject to such limitations as exist by law or as may be provided in the By-Laws or by resolution of the Board of Directors. A majority of the Executive Committee is required to constitute a quorum to conduct business.

COMPENSATION OF DIRECTORS

Directors of the Company are not paid any fees or remuneration for service as members of the Board of Directors. During the year ended December 31, 1996, the Board of Directors passed a resolution to discontinue compensation to non-employee directors for Board meetings and Committee meetings attended. That resolution continues in effect.

11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning compensation paid by the Company to those persons who were, at December 31, 1997 (i) the chief executive officer and (ii) the other executive officers whose annual salary and bonus exceeded $100,000 during the last three fiscal years.


                           Summary Compensation Table


          Name and Principal Position             Year        Salary
          ---------------------------             ----        ------

          Frank O. White, Jr. .................   1997        $81,000
          President & CEO                         1996        $81,000
                                                  1995        $90,000


No executive officer received an annual salary and bonus in excess of $100,000 over the last three fiscal years.

The Company has an employment agreement with Frank O. White, Jr. providing for his employment as the Company's President and Chief Executive Officer through June 30, 1999, unless terminated early pursuant to the terms of the Agreement. The Agreement provides that it may be terminated by the Board for good cause at any time. On March 10, 1998, Mr. White was terminated for cause as a result of the assessment of fines against the Company by the State Racing and Wagering Board for substantial violations of its rules and regulations. Mr. White has disputed the termination and has requested that the matter be arbitrated.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIARY OWNERS AND MANAGEMENT.

At the close of business on December 31, 1997, the Company had outstanding 250,386 shares of common stock. No person or group is known by the Company to beneficially own more than 5% of the Company's common stock except as set forth in the following table:

                                                Amount and Nature
      Name and Address                            of Beneficial          Percent
    of Beneficial Owner                             Ownership             Class
    -------------------                         ------------------       -------
Standardbred Enterprises, Ltd.                    126,659 shares           51%
3837 Peterboro Road
Oneida, NY 13421


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 1994, the Company entered into a lease agreement with a partnership that includes the Company's former majority shareholder, Patrick R. Bennett. Pursuant to the lease agreement, the Company leases a portion of its real property for the purpose of permitting the lessee to operate a hotel adjacent to the Company's facilities. The term of the lease is for 20 years, with renewal options for an additional 20 years. Anytime during the lease, or any renewal period of the lease, the Company may elect to assume all of the lessee's duties, obligations, rights and responsibilities under the lease with respect to the hotel. Lease payments during the initial 20-year period are $10,000 per year.

In March, 1998, the Company sold 126 acres of surplus vacant land on Collamer Road in Onondaga County to E.L. Management of Syracuse Corp. for $400,000. Edward Leffler, a Director of the Company, is the sole shareholder of E.L. Management of Syracuse Corp.

In addition, Notes 8, 9, 10 and 11 of the financial statements included in this Form 10-K are incorporated by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS                                                 Page
                                                                            ----
          Included in Part II, Item 8 of this report
            Independent Auditor's Report ................................     9

          Balance Sheets, December 31, 1997 and 1996 ....................    10

          Statements of Operations,
            Years Ended December 31, 1997 and 1996,
            and the Nine Months Ended December 31, 1995 .................    11

          Statements of Changes in Shareholders'
            Equity, Years Ended December 31, 1997 and
            1996, and the Nine Months Ended
            December 31, 1995 ...........................................    12

          Statements of Cash Flows,
            Years Ended December 31, 1997 and 1996,
            and the Nine Months Ended December 31, 1995 .................    13

          Notes to Financial Statements ................................. 14-20


    2. FINANCIAL STATEMENT SCHEDULES

          Schedules have been omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

          None were filed for the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized in the Village of Vernon, State of New York, on the 5th day of May, 1998.


                                          MID-STATE RACEWAY, INC.


                                          By: /s/ JUSTICE M. CHENEY
                                              ---------------------------
                                                  Justice M. Cheney,
                                                  President and Chief
                                                  Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                                Title                        Date
     ---------                                -----                        ----

/s/ JUSTICE M. CHENEY               President, Chief Executive            5/5/98
----------------------------          Officer and Director
    Justice M. Cheney


/s/ JAMES J. MORAN                  Secretary and Director                5/5/98
----------------------------
    James J. Moran


/s/ EDWARD LEFFLER                  Vice President and Director           5/5/98
----------------------------
    Edward Leffler


/s/ JAMES R. WISE                   Treasurer (Principal Financial        5/5/98
----------------------------          and Accounting Officer)
    James R. Wise


                                    Director                              5/5/98
----------------------------
    Neil Wager


/s/ THOMAS M. HUNTER                Director                              5/5/98
----------------------------
    Thomas M. Hunter


/s/ ABE ACEE, JR.                   Director                              5/5/98
----------------------------
    Abe Acee, Jr.


/s/ JEREMIAH C. LAW                 Director                              5/5/98
----------------------------
    Jeremiah C. Law


                                    Director                              5/5/98
----------------------------
    David Slyman, Sr.


                                    Director                              5/5/98
----------------------------
    Frank O. White, Jr.


                                    Director                              5/5/98
----------------------------
    Thomas Fiore