Form 10-Q
period 1998-03-31
MID STATE RACEWAY INC
filed 1998-10-26
CIK 65914

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                     20549


                                QUARTERLY REPORT

                    Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934



                      FOR THE QUARTER ENDED MARCH 31, 1998


                        Commission File Number - 0-1607


                            MID-STATE RACEWAY, INC.
               (Exact Name of Registrant as Specified in Charter)


             New York                                     15-0555258
       (State of Incorporation)             (I.R.S. Employer Identification No.)


          Vernon, New York                                  13476
(Address of Principal Executive Offices)                  (Zip Code)


                                 (315) 829-2201
                        (Registrant's Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes___ No___.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the period covered by this report.


Class                                      Outstanding at March 31, 1998
-----                                      -----------------------------
Common Stock, $0.10 par value                                    250,386


                                                 A. SUMMARY OF FINANCIAL INFORMATION

                                                       MID-STATE RACEWAY, INC.

                                                     PROFIT AND LOSS INFORMATION



                                                         Three Months        Three Months
                                                             Ended              Ended           Year Ended
                                                        March 31, 1998      March 31, 1997   December 31, 1997
                                                         0 Racing Days       0 Racing Days     77 Racing Days
                                                       ---------------    ----------------   -----------------
Operating Revenues                                      $   928,268         $ 1,065,552         $ 5,381,327

Operating Expenses                                      $ 1,011,087         $ 1,168,787         $ 5,992,916
                                                        -----------         -----------         -----------

Loss from operations                                        (82,819)           (103,235)           (611,589)
                                                        -----------         -----------         -----------

Other income:
  Commissions for Capital Improvements                            0               1,010              81,952
  Investment Income (loss)                                        0                 144             (21,470)
  Gain on sale of other properties                          391,070                   0                   0
                                                        -----------         -----------         -----------

    Total Other Income                                      391,070               1,154              60,482
                                                        -----------         -----------         -----------

Loss before provision for
  Taxes                                                     308,251            (102,081)           (551,107)

Provision (Credit) for
  Taxes                                                           0                   0             329,758
                                                        -----------         -----------         -----------

NET INCOME (LOSS)                                       $   308,251         $  (102,081)        $  (880,865)
                                                        ===========         ===========         ===========



Income (Loss) per weighted average shares outstanding   $      1.23         $     (0.41)        $     (3.52)
                                                        ===========         ===========         ===========


Cash dividend per share                                 $      0.00         $      0.00         $      0.00
                                                        ===========         ===========         ===========



                                                           A. (CONTINUED)

                                                       MID-STATE RACEWAY, INC.

                                                       STATEMENT OF CASH FLOW


                                                              FOR THE THREE      FOR THE
                                                               MONTHS ENDED     YEAR ENDED
                                                                 MARCH 31,     DECEMBER 31,
                                                                   1998           1997
              INCREASE (DECREASE) IN CASH                      ------------   ------------


CASH FLOWS FROM OPERATING ACTIVITIES:

         Net Income (loss)                                      $ 308,251       $(880,865)

         Adjustments to reconcile net income (loss) to
         cash provided by (used in) in operating activities:
           Depreciation                                            46,733         233,356
           Net amortization/accretion of investments                    0              26
           Deferred income taxes                                        0         327,432
           Recoveries of doubtful accounts                              0         (23,000)
           Gain on sale of investment securities                        0          (4,769)
           Gain on sale of other properties                      (391,070)              0
           Loss on disposal of equipment                                0           1,431
         Changes in:
           Restricted cash                                         52,827         128,332
           Accounts receivable                                     70,588          39,880
           Prepaid expenses                                       (70,436)         27,371
           Other assets                                                 0          22,257
           Accounts payable                                        78,470         146,413
           Purse funds                                                  0        (103,210)
           Uncashed winning tickets                               (52,827)        (25,122)
           Deferred retirement benefits                                 0          (1,715)
                                                                ---------       ---------

Net cash provided by (used in) operating activities                42,536        (112,183)
                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from maturities and sales of
           available-for-sale investment securities                     0         104,093
         Proceeds from sale of other properties and equipment     391,071           1,200
         Purchase of properties and equipment                      (9,697)        (33,654)
                                                                ---------       ---------

Net cash provided by investing activities                         381,374          71,639
                                                                ---------       ---------

Net change in cash                                                423,910         (40,544)

Cash, beginning of period                                         195,997         236,541
                                                                ---------       ---------

Cash, end of period                                             $ 619,907       $ 195,997
                                                                =========       =========

                MANAGEMENT ANALYSES OF PROFIT AND LOSS INFORMATION

The Company's net loss from operations of $82,819 for the quarter ended March 31, 1998 decreased $20,416 over the same period last year. A significant factor on the reduction of the operating loss was a decrease in operating expenses of 13.5%. Track management continues to focus on the reduction of operating expenses. Reductions of expenses are being recognized through such efforts as downsizing of employees in several departments, concessions from unions in wages, health care benefits, vacations and retirement benefits.

The net income of $308,251 for the quarter ended March 31, 1998 versus a net loss of $102,081 for the same period last year was the result of the Company selling 126 acres of surplus vacant land on Collamer Road in Onondaga County to E.L. Management of Syracuse Corp. for a net gain of #391,070. Edward Leffler, a Director of the Company, is the sole shareholder of E.L. Management of Syracuse Corp.

Total wagering on thoroughbred and harness simulcasts during the quarter ended March 31, 1998 increased by $488,395 (13.5%) over the same period as last year. This is the first quarterly increase in simulcast handle since 1996.


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

The Company continues to take action and explore its options to raise operating capital, including but not limited to the following:

     a. The Company is pursuing loans and grants from various from various local and state agencies

     b. The Company has closed on a One Million Dollar (1,000,000) loan secured by a mortgage on its race track property in Vernon, New York.

                MANAGEMENT ANALYSES OF PROFIT AND LOSS INFORMATION


Subsequent Events (Continued)

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


Liquidity and Capital Resources

In 1998, the funding of business operations and capital requirements for Mid-State Raceway's business will be substantially sourced by cash from operations, sale of non-operating assets, mortgage loans, and loans and/or grants from government agencies. The Company's current ratio at March, 31, 1998 was approximately one to one and one-half.

                                             B. CAPITALIZATION AND SHAREHOLDERS' EQUITY

                                                      MID-STATE RACEWAY, INC.

                                                           BALANCE SHEET

                                                MARCH 31, 1998 AND DECEMBER 31, 1997


                                                              MARCH 31,   DECEMBER 31,
                          ASSETS                                 1998         1997
                                                             -----------  ------------
CURRENT ASSETS
  Cash                                                       $   619,907   $   195,997
  Cash restricted for uncashed winning tickets                     9,383        62,210
  Accounts receivable, net of allowance for doubtful
    accounts of $7,000 in 1998 and 1997                          116,428       187,016
  Prepaid insurance, taxes and other expenses                     92,176        21,740
                                                             -----------   -----------
           Total current assets                                  837,894       466,963

PROPERTY, PLANT AND EQUIPMENT
  Land, racing plant and equipment                            12,565,662    12,555,965
  Other Properties                                               121,671       121,672
                                                             -----------   -----------
                                                              12,687,333    12,677,637
  Less accumulated depreciation                               10,866,813    10,820,080
                                                             -----------   -----------
                                                               1,820,520     1,857,557

OTHER ASSETS                                                     105,903       105,903


                                                             $ 2,764,317   $ 2,430,423
                                                             ===========   ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $ 1,106,767   $ 1,028,297
  Current deferred retirement expense                            107,565       107,565
  Uncashed winning tickets                                         9,383        62,210
                                                             -----------   -----------
           Total current liabilities                           1,223,715     1,198,072

DEFERRED RETIREMENT BENEFITS                                     906,296       906,296
                                                             -----------   -----------

SHAREHOLDER'S EQUITY
  Common stock, par value $0.10 per share, authorized
  10,000,000 shares; issued and outstanding 250,386 shares        25,039        25,039
  Additional paid-in-capital                                     225,347       225,347
  Retained earnings                                              383,920        75,669
                                                             -----------   -----------
  Total shareholder' equity                                      634,306       326,055
                                                             -----------   -----------

                                                             $ 2,764,317   $ 2,430,423
                                                             ===========   ===========

                          PART II - OTHER INFORMATION


Item 1 through 5 - Not applicable


Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1998.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MID-STATE RACEWAY, INC.



Date:     05/20/98                 /s/  JUSTICE M. CHENEY
          --------                 -----------------------------------
                                   Justice M. Cheney,
                                   President and Chief Executive Officer




Date:     05/20/98                 /s/  JAMES R. WISE
                                   -----------------------------------
                                   James R. Wise, Treasurer & Principal
                                   Financial and Accounting Officer