Form 10-Q
period 1998-06-30
MID STATE RACEWAY INC
filed 1998-10-26
CIK 65914

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998



                          Commission File Number 0-1607

                             MID-STATE RACEWAY, INC.
                         -------------------------------
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



Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
at least the past 90 days.  Yes     No   .

Indicate the number of shares outstandng of each of the users' classes of common stock, as of the close of the period covered by this report.



Class                                               Outstanding of June 30, 1998
-----                                               ----------------------------
Common Stock, $0.10 par value                                  250,386


                                                 A. Summary of Financial Information

                                                      MID-STATE REACEWAY, INC.

                                                     PROFIT AND LOSS INFORMATION


                                                    Three Months Ended                 Six Months Ended               Year Ended
                                              -----------------------------     ------------------------------    ------------------
                                              June 30, 1998   June 30, 1967     June 30, 1997    June 30, 1997    December 31, 1997
                                              50 Racing Days  32 Racing Days    50 Racing Days   32 Racing Days    77 Racing Days
                                              --------------  -------------     --------------   --------------   -----------------

Operating Revenue .....................         $2,063,043      $1,490,005        $2,991,311       $2,555,557        $5,381,327

Operating Expense .....................          2,432,172       1,766,449         3,443,529        2,935,236         5,992,916
                                                ----------      ---------         ----------       ----------        ----------
Loss from Operations ..................           (369,129)       (276,444)         (451,948)        (379,679)         (611,589)
                                                ----------      ----------        ----------       ----------        ----------

Other Income:
   Commissions for Capital Improvements                  0          29,765                 0           30,775            81,952
   Interest expense ...................            (11,320)              0           (11,320)               0                 0
   Investment Income ..................                  0             106                 0              250           (21,470)
   Gain on sale of other properties ...             (1,258)              0           389,812                0                 0
                                                ----------      ----------        ----------       ----------        ----------
      Total Other Income ..............            (12,578)         29,871           378,492           31,025            60,482
                                                ----------      ----------        ----------       ----------        ----------

Loss before provision for
   Taxes on income ....................           (381,707)       (246,573)          (73,456)        (348,654)         (551,107)
Provision (Credit) for Taxes
   on Income ..........................                  0               0                 0                0           329,758
                                                ----------      ---------=        ----------       ----------        ----------
NET INCOME (LOSS) .....................        ($  381,707)    ($  246,573)      ($   73,456)     ($  348,654)      ($  880,865)
                                                ==========      ==========        =========        ==========        ==========

Earnings per weighted average
   shares outstanding .................             ($1.52)        ($0.98)            ($0.29)          ($1.39)           ($3.52)
                                                ==========      ==========        ==========       ==========        ==========

Cash dividend per share ...............              $0.00           $0.00              $0.0            $0.00            $0.00
                                                ==========      ==========        ==========       ==========        ==========


                                                A. (Continued)

                                            MID-STATE RACEWAY, INC.

                                            STATEMENT OF CASH FLOW


                                                                                For the Six         For The
                                                                                Months Ended        Year Ended
                                                                                  June 30,         December 31,
                                                                                    1998               1997
                                                                               --------------      -------------

Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities:
   Net Loss ..........................................................         ($   73,456)        ($ 880,865)

   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation ................................................              93,456             233,356
         Net Amortization/accretion of investments ...................                   0                  26
         Deferred income taxes .......................................                   0             327,432
         Recoveries of doubtful accounts .............................                   0             (23,000)
         Gain on sale of investment securities .......................                   0              (4,769)
         Gain on sale of other properties ............................            (391,070)                  0
         Loss on disposal of equipment ...............................                   0               1,431
   Changes in:
      Restricted cash ................................................              15,270             128,332
      Accounts receivable ............................................              (7,974)             39,880
      Prepaid expenses ...............................................            (206,197)             27,371
      Other assets ...................................................            (108,640)             22,257
      Accounts payable ...............................................            (403,720)            146,413
      Purse funds ....................................................                   0            (103,210)
      Uncashed winning tickets and
         capital improvement fund ....................................             (15,270)            (25,122)
      Delinquent property taxes ......................................             210,000                   0
      Deferred retirement benefits ...................................                   0              (1,715)
                                                                                ----------           ---------
Net cash used in operating activities ................................            (887,592)           (112,183)
                                                                                ----------           ---------

Cash Flows from Investing Activities:
   Proceeds from maturities and sales of
      available-for-sale investment securities .......................                   0             104,093
   Proceeds from first mortgage loan .................................           1,000,000                   0
   Proceeds from sale of other properties
      and equipment ..................................................             391,071               1,200
   Purchase of properties and equipment ..............................             (42,702)            (33,654)
                                                                                ----------          ----------
Net cash provided by investing activities ............................           1,348,369              71,639
                                                                                ----------          ----------

Net change in cash and cash equivalents ..............................             460,777             (40,544)

Cash and cash equivalents, beginning of period .......................             195,997             236,541
                                                                                ----------          ----------

Cash and cash equivalents, end of period .............................          $  656,774          $  195,997
                                                                                ==========          ==========

                 Management Analyses of Profit and Loss Information
                 --------------------------------------------------

The Company's net loss from operations of $451,948 for the six months ended June 30, 1998, increased $72,269 over the same period last year. A significant factor in the increase of the loss from the operations was the increase in the number of live racing days during the first half of 1998. The 1997 live racing schedule consisted of 77 live race dates, 32 of which were run in the six months ended June 30, 1997. The current year's live racing schedule, which was approved by the New York State Racing and Wagering Board, consists of 125 live racing days which began April 3, 1998 and continuing through November 28, 1998. the period ended June 30, 1998 consisted of 50 live race dates, 18 more than the comparable period in 1997.

Wagering on live racing decreased an average of $3,588 per day. While the average daily attendance is down by (.9%, the per capita average wagering is 7.9% above last year's level. Total wagering on thoroughbred and harness simulcasts during the six months ended June 30, 1998 increased by $1,488,167 (20.3%) over the same period in 1997. The significant increase in full card simulcasting in 1998 offset to a large extent the negative trends in both attendance and handle displayed by live racing.

Management continues to focus on the reduction of operating expenses, increased publicity, promotions and advertising to attract a larger number of patrons and events using the facility, and legislation to aid New York State's harness track industry, including Vernon Downs

Liquidity and Capital Resources
-------------------------------

In 1998, the funding of business operations and capital requirements for Mid-State Raceway's business will be substantially sourced by cash from operations and loans and/or grants from local and state government agencies. In addition, a $1 million loan secured by a first mortgage on its race track property was obtained from a local individual in May 1998. The Company's current ratio at June 30, 1998 was approximately 1.4 to 1.

                                  B. Capitalization and Shareholder's Equity

                                            MID-STATE RACEWAY, INC.

                                                 BALANCE SHEET

                                      June 30, 1998 and December 31, 1997


                                                                                       June 30,           December 31
                                     ASSETS                                             1998                 1997
                                                                                     -----------         ------------

Current Assets
   Cash ......................................................................       $   656,774         $    195,997
   Cash restricted for uncashed winning tickets and Capital Improvements .....            46,940               62,210
   Accounts receivable, net of allowance for doubtful
      accounts of $7,000 in 1998 and 1997 ....................................           194,990              187,016
   Prepaid insurance, taxes and other expenses ...............................           227,937               21,740
                                                                                     -----------         ------------
         Total current assets ................................................         1,126,641              466,963

Property, Plant and Equipment
   Land, racing plant and equipment ..........................................        12,598,667           12,555,965
   Other Properties ..........................................................           121,671              121,672
                                                                                     -----------         ------------
                                                                                      12,720,338           12,677,637
   Less accumulated depreciation .............................................        10,913,545           10,820,080
                                                                                     -----------         ------------
                                                                                       1,806,793            1,857,557

Other Assets .................................................................           214,543              105,903

                                                                                     $ 3,147,977         $  2,430,423
                                                                                     ===========         ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses .....................................       $   624,577          $ 1,028,297
   Current deferred retirement expense .......................................           107,565              107,565
   Current portion-delinquent real estate taxes ..............................            36,000                    0
   Uncashed winning tickets and Capital Improvements .........................            46,940               62,210
                                                                                     -----------         ------------
         Total current liabilities ...........................................           815,082            1,198,072

Deferred retirement expense ..................................................           906,296              906,296

First mortgage loan payable ..................................................         1,000,000                    0

Long-term portion-delinquent real estate taxes ...............................           174,000                    0

Shareholders' equity
   Common stock, par value $0.10 per share, authorized
      10,000,000 shares; issued and outstanding 250,386 shares ...............            25,039               25,039
   Additional paid-in-capital ................................................           225,347              225,347
   Retained earnings .........................................................             2,213               75,669
                                                                                     -----------         ------------
         Total shareholders' equity ..........................................           252,599              326,055
                                                                                     -----------         ------------

                                                                                     $ 3,147,977          $ 2,430,423
                                                                                     ===========         ============

                             Part II Other Information

Item 1 through 5    --   Not applicable

Item 6              --   Exhibits and Reports on Form 8-K

     Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1998.










                                     Signatures
                                     ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MID-STATE RACEWAY, INC.


Date:  08/14/98           /s/ JUSTICE M. CHENEY
       --------           ------------------------------------------------------
                          Justice M. Cheney, President & Chief Executive Officer


Date:  08/14/98           /s/ JAMES R. WISE
       --------           ------------------------------------------------------
                          James R. Wise, Treasurer and Principal Financial
                                and Accounting Officer