Form 10-Q
period 1998-09-30
MID STATE RACEWAY INC
filed 1998-11-16
CIK 65914

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                                QUARTERLY REPORT

                     Pursusant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                         Commission File Number - 0-1607

                             MID-STATE RACEWAY, INC.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


        NEW YORK                                         15-0555258
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

            VERNON, NEW YORK                                            13467
----------------------------------------                              ----------
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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the period covered by this report.


            CLASS                             OUTSTANDING AT SEPTEMBER 30, 1998
------------------------------                ---------------------------------
Common Stock,  $0.10 par value                            250,386


================================================================================


                                                 A. SUMMARY OF FINANCIAL INFORMATION

                                                       MID-STATE RACEWAY, INC.

                                                     PROFIT AND LOSS INFORMATION


                                                        Three Months                      Nine Months
                                                           Ended                             Ended                    Year Ended
                                               ------------------------------   -------------------------------   ------------------
                                               Sept. 30, 1998  Sept. 30, 1997   Sept. 30, 1998   Sept. 30, 1997   December 31, 1997
                                               52 Racing Days  37 Racing Days   102 Racing Days  69 Racing Days     77 Racing Days
                                               --------------  --------------   ---------------  --------------   ------------------
Operating Revenue ............................   $ 1,940,421     $ 1,687,435       $ 4,931,732     $ 4,242,992       $ 5,381,327
Operating Expense ............................     2,348,755       1,951,094         5,792,014       4,886,330         5,992,916
                                                 -----------     -----------       -----------     -----------       -----------
     Income (Loss) from Operations ...........      (408,334)       (263,659)         (860,282)       (643,338)         (611,589)
                                                 -----------     -----------       -----------     -----------       -----------
Other Income:
  Commissions for Capital Improvements .......   $         0          35,403                 0          66,178            81,952
  Interest expense ...........................       (33,958)              0           (45,278)              0                 0
  Investment income ..........................             0             125                 0             375           (21,470)
  Gain on sale of other properties ...........             0               0           389,812               0                 0
                                                 -----------     -----------       -----------     -----------       -----------
      Total other income .....................       (33,958)         35,528           344,534          66,553            60,482
                                                 -----------     -----------       -----------     -----------       -----------
Loss before provision for Taxes on income ....      (442,292)       (228,131)         (515,748)       (576,785)         (551,107)
                                                 -----------     -----------       -----------     -----------       -----------
Provision (Credit) for Taxes on income .......             0               0                 0               0           329,758
                                                 -----------     -----------       -----------     -----------       -----------
     NET INCOME (LOSS) .......................   ($  442,292)    ($  228,131)      ($  515,748)    ($  576,785)      ($  880,865)
                                                 ===========     ===========       ===========     ===========       ===========

Loss per weighted average shares outstanding .   ($     1.77)    ($     0.91)      ($     2.06)    ($     2.30)      ($     3.52)
                                                 ===========     ===========       ===========     ===========       ===========
Cash dividend per share ......................   $      0.00     $      0.00       $      0.00     $      0.00       $      0.00
                                                 ===========     ===========       ===========     ===========       ===========

                 A. SUMMARY OF FINANCIAL INFORMATION--(Continued

                             MID-STATE RACEWAY, INC.

                             STATEMENT OF CASH FLOW


                                                     For the nine     For the
                                                     Months Ended    Year Ended
                                                     September 30,  December 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1998           1997
                                                    -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .......................................   ($  515,748)   ($  880,865)

  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation ...................................       140,198        233,356
  Net amortization/accretion of investments ......             0             26
  Deferred income taxes ..........................             0        327,432
  Recoveries of doubtful accounts ................             0        (23,000)
  Gain on sale of investment securities ..........             0         (4,769)
  Gain on sale of other properties ...............      (391,070)             0
  Loss on disposal of equipment ..................             0          1,431
Changes in:
  Restricted cash ................................      (127,353)       128,332
  Accounts receivable ............................       (74,808)        39,880
  Prepaid expenses ...............................      (181,645)        27,371
  Other assets ...................................      (108,640)        22,257
  Accounts payable and accrued expenses ..........      (210,876)       146,413
  Purse funds ....................................             0       (103,210)
  Uncashed winning tickets and
    capital improvement fund .....................        42,572        (25,122)
  Other current liabilities ......................       165,837              0
  Delinquent property taxes ......................       192,000              0
  Deferred retirement benefits ...................             0         (1,715)
                                                      ----------     ----------
     Net cash used in operating activities .......    (1,069,533)      (112,183)
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and sales of
    available-for-sale investment securities .....             0        104,093
  Proceeds from first mortgage loan ..............     1,000,000              0
  Proceeds from second mortgage loan .............       250,000              0
  Proceeds from sale of other properties
    and equipment ................................       391,071          1,200
  Purchase of properties and equipment ...........      (129,406)       (33,654)
                                                      ----------     ----------
Net cash provided by investing activities ........     1,511,665         71,639
                                                      ----------     ----------
Net change in cash and cash equivalents ..........       442,132        (40,544)
Cash and cash equivalents, beginning of period ...       195,997        236,541
                                                      ----------     ----------
Cash and cash equivalents, end of period ..........   $  638,129     $  195,997
                                                      ==========     ==========

               MANAGEMENT ANALYSES OF PROFIT AND LOSS INFORMATION


The Company's net loss from operations of $860,282 for the nine months ended September 30, 1998, increased $216,944 over the same period last year. A significant factor in the increase of the loss from operations was the increase in the number of live racing days during the first three quarters of 1998. The 1997 live racing schedule consisted of 77 live race dates, 69 of which were run in the nine months ended September 30, 1997. The current year's live racing schedule, which was approved by The New York Stae Racing and Wagering Board (NYSRWB), originally consisted of 125 live racing days beginning April 3, 1998 and continuing through November 28, 1998. On August 27, 1998, the Company received approval from the NYSRWB to adjust its 1998 live racing days to 122 with the last race date scheduled for October 31, 1998. The nine month period ended September 30, 1998 consisted of 102 live racing days, 33 more than the comparable period in 1997.

Wagering on live racing decreased an average of $1,788 per day. While the average daily attendance is down by 6.5%, the per capita average wagering is 5.3% above last year's level. Total wagering on thoroughbred and harness simulcasts during the nine months ended September 30, 1998 increased by $2,465,433 (23.3%) over the same period in 1997. The significant increase in full card simulcasting in 1998 offset to a large extent the negative trends in both attendance and handle displayed by live racing.

Management continues to focus on the reduction of operating expenses, increased publicity, promotions and advertising to attract a larger number of patrons and events using the facility, and proposed legislation to aid New York State's harness track industry including Vernon Downs. In addition, the introduction of the "A-B-C" classification system has produced more competitive racing and larger payoffs since being put into service in late July, 1998 and the new home stretch "Passing Lane" has made for more exciting finishes.

LIQUIDITY AND CAPITAL RESOURCES

In 1998, the funding of business operations and capital requirements for Mid-State Raceway's business will be substantially sourced by cash from operations and loans and/or grants from local and State government agencies. In addition to the $1 million first mortgage loan obtained during the second quarter of 1998, the Company obtained a $250,000 loan secured by a second mortgage on its race track property from a local government agency. The agency has agreed to convert the second mortgage loan into an outright grant if the live racing season is completed in accordance with the schedule approved by the NYSRWB.

The Company's current ratio at September 30, 1998 was approximately .9 to 1.

                   B. CAPITALIZATION AND SHAREHOLDER'S EQUITY

                             MID-STATE RACEWAY, INC.

                                  BALANCE SHEET

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          1998          1997
ASSETS                                               ------------   ------------
CURRENT ASSETS
  Cash and cash equivalents ........................  $   638,129   $   195,997
  Cash restricted for purses, Capital Improvements
    and uncashed winning tickets ...................      189,563        62,210
  Accounts receivable, net of allowance for doubtful
    accounts of $7,000 in 1998 and 1997 ............      261,824       187,016
  Prepaid insurance, taxes and other expenses ......      203,385        21,740
                                                      -----------   -----------
      Total current assets .........................    1,292,901       466,963

PROPERTY, PLANT AND EQUIPMENT
  Land, racing plant and equipment .................   12,685,371    12,555,965
  Other Properties .................................      121,671       121,672
                                                      -----------   -----------
                                                       12,807,042    12,677,637
  Less accumulated depreciation ....................   10,960,278    10,820,080
                                                      -----------   -----------
                                                        1,846,764     1,857,557
OTHER ASSETS .......................................      214,543       105,903
                                                      $ 3,354,208   $ 2,430,423
                                                      ===========   ===========


LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses ............  $   817,421   $ 1,028,297
  Current deferred retirement expense ..............      107,565       107,565
  Second mortgage loan payable .....................      250,000             0
  Current portion-delinquent real estate taxes .....       18,000             0
  Uncashed winning tickets and deferred revenue ....      104,782        62,210
  Other current liabilities .......................      165,837             0
                                                      -----------   -----------
     Total current liabilities .....................    1,463,605     1,198,072

DEFERRED RETIREMENT EXPENSE ........................      906,296       906,296

FIRST MORTGAGE LOAN PAYABLE ........................    1,000,000             0

LONG-TERM PORTION-DELINQUENT REAL ESTATE TAXES .....      174,000             0

SHAREHOLDERS' (DEFICIT) EQUITY
  Common stock, par value $0.10 per share,
    authorized 10,000,000 shares; issued
    and outstanding 250,386 shares .................       25,039        25,039
  Additional paid-in-capital .......................      225,347       225,347
  Retained (deficit) earnings ......................     (440,079)       75,669
                                                      -----------   -----------
      Total shareholders' (deficit) equity .........     (189,693)      326,055
                                                      -----------   -----------
                                                      $ 3,354,208   $ 2,430,423
                                                      ============  ===========

                           PART II - OTHER INFORMATION


Item 1 through 5 -- Not applicable
-----------------------------------

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------

     Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1998.










                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MID-STATE RACEWAY, INC.


Date:  11/10/98                         /S/ JUSTICE M. CHENEY
       --------                        ----------------------------------------
                                        Justice M. Cheney, President
                                        & Chief Executive Officer


Date:  11/10/98                         /S/ JAMES R. WISE
       --------                         ----------------------------------------
                                        James R. Wise, Treasurer and Principal
                                        Financial and Accounting Officer