Form 10-K
period 1998-12-31
MID STATE RACEWAY INC
filed 1999-05-05
CIK 65914

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   ----------

(Mark One)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                       or

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                         COMMISSION FILE NUMBER 0-1607


                            MID-STATE RACEWAY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEW YORK                                            15-0555258
---------------------------------                         ----------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)


        VERNON, NEW YORK                                          13476
-------------------------------                                 ----------
(Address or principal executive                                 (Zip Code)
           offices)


               Registrant's telephone number, including area code:
               ---------------------------------------------------
                                 (315) 829-2201


           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                     NONE


           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                      COMMON STOCK $.10 PAR VALUE PER SHARE
                                (Title of Class)

---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
the past 90 days.    YES [X]       NO [ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of a specified date within 60 days prior to the date of filing.

          $1,752,702.00                                   Class
                                                          ------
                                                COMMON STOCK $.10 PAR VALUE

                                                Outstanding at March 1, 1999
                                                       250,386 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

  None.

================================================================================

The total number of pages in this report is 33

                                TABLE OF CONTENTS

                         FORM 10-K ANNUAL REPORT -- 1998

                             MID-STATE RACEWAY, INC.

PART I                                                                    Page
                                                                          ----
  Item 1.  Business ...................................................    3

  Item 2.  Properties .................................................    3

  Item 3.  Legal Proceedings ..........................................    3

  Item 4.  Submission of Matters to a vote of Security Holders ........    5

PART II

  Item 5.  Market for the Registrant's Common Stock and Related
             Security Holder Matters ..................................    6

  Item 6.  Selected Financial Data ....................................    8

  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................    9

  Item 8.  Financial Statements .......................................   12

  Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ......................   26

PART III

 Item 10.  Directors and Executive Officers of the Registrant .........   26

 Item 11.  Executive Compensation .....................................   29

 Item 12.  Security Ownership of Certain Beneficial Owners
             and Management ...........................................   29

 Item 13.  Certain Relationships and Related Transactions .............   29

PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ..............................................   30

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

(d) The Company's Board of Directors approved a year 2000 compliance action plan on December 15,1998. The Company expects to complete the plan prior to the end of 1999. The cost of making the Company year 2000 compliant is anticipated to be less than $20,000 and is not material.

Increased off-track wagering on thoroughbred and harness racing due to a live television signal being sent into OTB shops in Central New York, the New York State Lottery and the Oneida Indian Nation's Turning Stone Casino, approximately 7 miles away in Verona, New York, all continue to hold down Vernon's on-track daily averages of handle and attendance.

Competition for good horses with the resultant attractive racing programs, has increased in recent years, particularly from the metropolitan New York and New Jersey area. This has adversely affected both the number and quality of horses running at Vernon Downs.

The Company employed 181 persons during the fiscal year.

ITEM 2. PROPERTIES.

The Racing Plant is located in Vernon, Oneida County, New York. Since the opening of the plant and related facilities in 1953, the Company has maintained a policy of continuously improving and modernizing its facilities. In the period ended December 31, 1998, $193,170 was expended for equipment and renovations to the plant.

The plant can accommodate approximately 14,000 patrons, which includes seating for 2,000 in the Grandstand and 1,700 in the Clubhouse. There are parking facilities for approximately 5,900 automobiles.

The track is a 3/4 mile oval stone dust track with a 1/4 mile chute and a passing lane running from the last turn to the finish line. The track is illuminated by a metal-halide and quartz lighting system. Most races are for a distance of one mile. The stables accommodate approximately 1,000 horses and are located adjacent to three exercise tracks and the main track.

ITEM 3. LEGAL PROCEEDINGS.

(a) Richard C. Breeden, Trustee of the Bennett Funding Group, Inc., and other related entities has commenced a lawsuit against the Company to recover payments in the amount of $1,182,636.85 made to the Company from Bennett Funding Group and related entities between June 30, 1990 and January 26, 1996. The claims are based on the theory of fraudulent conveyance. The Company disputes this claim because the payments were made for corporate sponsorships for specific corporate race/night sponsorships and corporate stake races.

     Among other things, a successful claim of fraudulent conveyance must prove that the consideration received for payments made was inadequate. Although the Company has presented detailed schedules and documentation showing the payments for valuable services provided, the determination of the value of those services, and therefore, the amount of the fraudulent conveyance, if any, is a factual matter with respect to which the company can not predict the outcome.

(b) On March 5, 1998, the New York State Racing and Wagering Board imposed a fine of $416,000. The Racing and Wagering Board suspended the fine pending receipt by the Board of a satisfactory compliance report from a Board-approved compliance monitor by November 29, 1998. Subsequent to the 1998 racing season, the Racing and Wagering Board withdrew the fine.

(c) Jerome Wilson, Frank White, Sr., and Robert Jaquint, former Officers of the Company, have commenced an action against the Company alleging breach of contract and fiduciary duty for the Company's decision to eliminate its Supplemental Retirement Benefit Plan (the "Plan") in March of 1998. Messrs. Wilson, White and Jaquint are the primary beneficiaries of the Plan which was established in 1977 as a supplemental retirement plan for Officers and Directors of the Company.

     Annual payments in the approximate amount of One Hundred Ten Thousand Dollars ($110,000) in the aggregate were being made to beneficiaries at the time the Company eliminated the Plan. The lawsuit alleges damages of One Million Two Hundred Thousand Dollars ($1,200,000). The Company continues to carry a long-term liability for the Plan on its balance sheet in the amount of $1,013,861 for deferred compensation benefits under the Plan.

     The Company has submitted an Answer to the Complaint in the action vigorously defending its right to eliminate the Plan and asserting a number of affirmative defenses and counterclaims. The primary defense is that the Plan is voidable because it was improperly enacted by the Plaintiffs in their positions as Officers and Directors of the Company because it was principally for their benefit and was not fair and reasonable to the Company and its shareholders. The Company is also counter claiming against the Plaintiffs for breach of fiduciary duty for their enactment of the Plan and receipt of payments thereunder from the Company.

     The Company believes that the Plaintiffs' claims are not supported by the law and facts of the case and that the Company will prevail in this matter. However, there can be no assurance that the Company will prevail.

(d) The Company held a shareholders meeting on January 18, 1999 to obtain its shareholders' consent to eliminate shareholder pre-emptive rights. It was necessary to eliminate pre-emptive rights in order to have the right to go forward with a private offering in order to raise capital. A private offering of stock would dilute the existing shareholders' percentage interest in the Company and would reduce the 51% interest in the Company held by Standardbred Enterprises, Inc. below 50%. N.W. Investors, L.L.C., and the Trustee in the Bennett Bankruptcy (both of whom claim ownership of the Company's stock held by Standardbred Enterprises, Inc.) asked the Bankruptcy Court to block the shareholders meeting. The Court declined to intercede to block the shareholders meeting. However, the Court required the Company to notify N.W. Investors, L.L.C., and the Trustee in the Bennett Bankruptcy in the event it decides to go forward with a private offering. No damages were asked in the lawsuit and the Court Order does not appear to have a material impact on the Company's financial position.

(e) The Company is a defendant along with several other parties in four separate lawsuits alleging damages on account of personal injuries sustained by attendees at concerts that took place on Mid-State's premises. All of these actions are being defended by the Company's liability insurer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

The annual meeting of the shareholders of the Company was held on August 13, 1998. At the meeting, four directors were elected to three-year terms that will expire in the year 2001. James J. Moran was elected to continue as a director of the Company and Paul V. Noyes, Gwen Bennett and Patrick Bombardo were elected as new directors of the Company.

The By-Laws were amended at the meeting to provide for removal of any Director who is not licensed by the New York State Racing and Wagering Board. No further business was conducted at the meeting.

The voting tabulation for the election of directors was as follows:

                                              For             Abstain
                                            -------           -------
         Paul V. Noyes ..................   138,127            1,114
         Gwen Bennett ...................   138,150            1,401
         Patrick Bombardo ...............   138,724            1,191
         James Moran ....................   139,479              762

Voting on the amendment for the By-Laws was 139,238 for, 0 against and 831 abstentions.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED SECURITY HOLDER MATTERS.

(a)  Price Range of Stock

     The Company's common stock trades on the over-the-counter market under the symbol "MRWY". The stock is not listed or reported by any stock market exchange or by NASDAQ.

     The following table shows the high and low bid prices for the Company's common stock in the over-the-counter market for the calendar quarters indicated. The prices are based upon reported quotes only, as the stock is not listed or reported by NASDAQ. The quotations may not necessarily represent actual transactions and do not necessarily reflect retail mark-up, mark-down or commission.

                                                           Bid Prices
                                                   ----------------------------
                                                   Year Ended December 31, 1998
                                                   ----------------------------
                                                          Low     High
                                                         -----    -----
           Quarter Ended March 31 ..............         $5.00    $5.00

           Quarter Ended June 30 ...............         $5.00    $5.00

           Quarter Ended September 30 ..........         $5.00    $5.00

           Quarter Ended December 31 ...........         $5.00    $5.00


                                                           Bid Prices
                                                   ----------------------------
                                                   Year Ended December 31, 1997
                                                   ----------------------------
                                                          Low     High
                                                         -----    -----
           Quarter Ended March 31 ..............         $5.00    $5.00

           Quarter Ended June 30 ...............         $5.00    $5.25

           Quarter Ended September 30 ..........         $5.00    $5.00

           Quarter Ended December 31 ...........         $5.00    $5.00

(b)  Approximate Number of Equity Security Holders

                    Title of Class                      Number of Record Holders
                    --------------                      ------------------------

         Common Stock, $.10 par value per share .........         546

(c)  Dividends

     There were no dividends paid during the years ended December 31, 1998 and 1997.

     There are no restrictions on the payment of dividends on the Company's common stock. Future payment of dividends will be within the discretion of the Company's Board of Directors and will depend on earnings, capital requirements and the operating and financial condition of the Company.



ITEM 6. SELECTED FINANCIAL DATA
                                                                                                    9 Months          Year
                                                                  Years Ended December 31             Ended          Ended
                                                           -----------------------------------    December 31,     March 31,
                                                             1998           1997        1996           1995           1995
                                                           ----------   -----------  ---------    ------------    -----------
OPERATING RESULTS
Number of racing days ...................................      122           77          115           122            155
Operating revenues:
Pari-mutuel commissions and breakage ....................  $6,570,523   $5,626,308  $7,050,079     $7,121,567     $7,415,272
                                                           -----------  ----------- -----------    -----------    -----------
Less payments to New York State .........................     265,102      231,965     297,001        291,317        543,773
Breeders' Fund ..........................................     220,886      180,167     238,859        271,316        267,838
Purses ..................................................     144,035      106,323     188,888        223,586        320,981
                                                           -----------  ----------- -----------    -----------    -----------
                                                              630,023      518,455     724,748        786,219      1,132,592
                                                           -----------  ----------- -----------    -----------    -----------
Net pari-mutuel commissions and breakage ................   5,940,500    5,107,853   6,325,331      6,335,348      6,282,680
Admissions ..............................................      70,925       61,740      92,655        123,522        240,667
Concessions and other revenues ..........................     491,562      211,734     311,094        679,410      1,134,225
                                                           -----------  -----------  ----------    -----------    -----------
    Total operating revenues ............................   6,502,987    5,381,327   6,729,080      7,138,280      7,657,572
                                                           -----------  -----------  ----------    -----------    -----------
Operating expenses:
   Purses ...............................................   1,886,450    1,298,244   2,259,038      2,378,086      2,583,262
   Other ................................................   5,415,071    4,694,672   5,880,547      5,223,229      5,980,559
                                                           -----------  -----------  ----------    -----------    -----------
    Total operating expenses ............................   7,301,521    5,992,916   8,139,585      7,601,315      8,563,821
                                                           -----------  -----------  ----------    -----------    -----------
    Loss from operations ................................    (798,534)    (611,589) (1,410,505)      (463,035)      (906,249)
                                                           -----------  -----------  ----------    -----------    -----------
Other income:
   Commissions for capital improvements .................      86,330       81,952     146,224        140,985        192,488
   Investment income (loss) .............................     (20,603)     (21,470)      6,367         31,434         30,380
   Aid from state and local governments .................     372,750           --          --             --             --
   Gain on sale of land .................................     399,999           --          --             --             --
   Gain on sale of other assets .........................      73,500           --          --             --             --
                                                           -----------  -----------  ----------    -----------    -----------
    Total other income ..................................     911,976       60,482     152,591        172,419        222,868
                                                           -----------  -----------  ----------    -----------    -----------
    Loss before taxes on income .........................     113,442     (551,107) (1,257,914)      (290,616)      (683,381)
Provision (credit) for taxes on income ..................         404      329,758     103,524         18,163        (11,770)
                                                           -----------  -----------  ----------    -----------    -----------
    NET LOSS ............................................    $113,038    ($880,865)($1,361,438)     ($308,779)     ($671,611)
                                                           ===========  ===========  ==========    ===========    ===========

Per share of common stock:
   Net income (loss)*....................................       $0.45       ($3.52)     ($5.44)        ($1.23)        ($2.68)
   Cash dividends .......................................       $0.00        $0.00       $0.00          $0.00          $0.00
   Shareholders' equity*.................................       $1.75        $1.30       $4.82         $10.26         $11.47



                                                                                                    9 Months          Year
                                                               Years Ended December 31                Ended          Ended
                                                           -----------------------------------     December 31,     March 31,
                                                             1998           1997        1996           1995           1995
                                                           -----------  -----------  ---------    ------------    -----------
FINANCIAL CONDITION
Numbers of racing days ..................................     122            77         115           122             155
Current assets ..........................................   1,274,200      466,963     694,165      1,228,020      1,582,667
Marketable securities-due after 1 year ..................          --           --      89,100        270,770        248,722
Net property, plant and equipment .......................   1,837,962    1,857,557   2,066,520      1,933,496      2,018,003
Other assets ............................................      77,606      105,903     454,062        576,462        572,942
                                                           -----------  -----------  ----------    -----------    -----------
                                                            3,189,768    2,430,423   3,303,847      4,008,748      4,422,334
                                                           ===========  ===========  ==========    ===========    ===========
Current liabilities .....................................     634,814    1,198,072   1,186,621        508,558        520,195
Non-current liabilities .................................   2,115,861      906,296     908,011        929,731      1,030,857
Sharesholders' equity ...................................     439,093      326,055   1,209,215      2,570,459      2,871,282
                                                           -----------  -----------  ----------    -----------    -----------
                                                            3,189,768    2,430,423   3,303,847      4,008,748      4,422,334
                                                           ===========  ===========  ==========    ===========    ===========


----------------
*Based on weighted average shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO YEAR ENDED DECEMBER 31, 1997

During the year ended December 1998, operating revenues increased by $1,121,660, as compared with the year ended December 31, 1997. A substantial portion of the increased operating revenues was due to 45 more live racing days during the 1998 racing season. Net corporate sponsorship of racing events increased $17,614 from the previous racing season.

The Comfort Suites hotel, located on the Company's track property, continues to benefit the Company's operations. The Company operates a mutuel operation in the hotel, which provided net pari-mutuel commissions and breakage from wagering in the approximate amount of $1,060,000.

The current year operating expenses increased $1,308,605 compared to the year ended December 31, 1997. The principal cause for the increase was the increase in the number of live racing days from 77 to 122.

The Company's simulcast operations continued to expand, offering a variety of racing from over 55 different harness and thoroughbred tracks from around the country and internationally during the year ended December 31, 1998. While the simulcast operation operates at a profitable margin, the revenues are not sufficient to cover the losses experienced through live racing.

Track management continues to focus on reducing operating expenses through a variety of measures. Management is working to increase revenue through expanded use of its track facilities with the following events planned: snow cross, concerts, equestrian shows, and a rodeo. Management is working to increase attendance through increased advertising and promotion.

The Company's Board of Directors adopted a year 2000 action plan at its Board of Directors meeting on December 15, 1998. The plan determined that minor upgrades to its existing computer hardware and software would be required to make it year 2000 compliant. The Company has contacted a computer technician who has commenced work on upgrading the hardware and software. The technician has determined that the major computer software programs used by the Company are year 2000 compliant.

The Company uses a software program entitled "Horseman's Accounting System" which was developed by Thomas Riley of Horizon Software, Inc. Mr. Riley has notified the Company that the system is not yet year 2000 compliant, but will be updated to be year 2000 compliant by mid-1999. Furthermore, Mr. Riley will provide the Company with a written statement of year 2000 compliance prior to January 1, 2000.

The Company has a material and significant vendor, AMTOTE, that provides odds and calculates winnings for the Company's horse racing events. AMTOTE provides both hardware and software for these operations. The failure of AMTOTE's system would have a material adverse impact on the Company's business because it could not operate pari-mutuel betting. However, the Company has received a letter from AMTOTE committing to be year 2000 compliant by the end of 1998. That letter stated that the majority of AMTOTE's systems were for the most part compliant and they were working to correct the portions of their system that were not year 2000 compliant. The Company's management expects, based on AMTOTE's representations, that AMTOTE's equipment will be fully year 2000 compliant prior to the end of 1999.

The Company has two other vendors that provide simulcast video transmissions. The Company expects to receive letters from those vendors that they will be year 2000 compliant.

In summary, the Company expects to be fully year 2000 compliant prior to the end of 1999. Furthermore, the maximum cost to the Company of $20,000 is not considered material to the Company. The Company does not have a contingency plan because it fully expects to be year 2000 compliant without material additional work required of it or its vendors.

STATISTICAL COMPARISON:

12 MONTHS ENDED DECEMBER 31, 1997 VS. 12 MONTHS ENDED DECEMBER 31, 1996

                                       Twelve Months Ended
                                          December 31,
                                  ----------------------------        INCREASE
                                     1998              1997          (DECREASE)
                                  -----------      -----------      -----------
GROSS HANDLE:
 Live Harness .................   $ 8,230,547      $ 6,120,734      $ 2,109,813
 OTB & ITW ....................    12,266,211        8,182,247        4,083,964
 Thoroughbred Simulcast .......     4,423,114        5,765,799       (1,342,685)
 Harness Simulcast ............    11,159,980        8,794,185        2,365,795
                                  -----------      -----------      -----------
                                   36,079,852       28,682,965        7,216,887

DAILY AVERAGE:
 Live Harness Handle ..........   $    67,464      $    79,490      $   (12,027)
 OTB & ITW Handle .............       100,543          106,263          ( 5,720)
 Attendance 183,949 ...........         1,508            1,666             (158)

 LIVE RACING DAYS .............           122               77               45


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

The current year operating expenses decreased $2,146,669 compared to the year ended December 31, 1996. The principal cause for the decrease was the reduction in the number of live racing days.

The Company's simulcast operations continued to expand, offering a variety of racing from over 56 different harness and thoroughbred tracks from around the country and internationally during the year ended December 31, 1997. While the simulcast operation operates at a profitable margin, the revenues are not sufficient to cover the losses experienced through live racing.

SUBSEQUENT EVENTS

The Company is lobbying for the State to amend the laws that regulate track operations to (1) provide for unlimited simulcasting if a track conducts live racing just two days a week, and (2) change the required number of dates a track is required to run live races each year from 75% of the number of live races in 1985 down to a suggested 30% of the number of races in 1985. The Company is optimistic that all or part of the proposed bill would be passed. Management believes that if the track is allowed to reduce its live racing dates while continuing to run a full simulcasting schedule, the Company can generate a profit from operations.

The Company continues to request grants from state and local authorities to ameliorate some of its capital expenditures and promotion expenditures. The Company received grants totalling $372,750 during 1998 and has received commitments for grants totalling $400,000 in 1999.

The Board of Directors of the Company have voted to proceed with a private placement stock offering to raise a minimum of $100,000 and a maximum of $1,500,000 by issuing shares of the Company's stock at $10.00 a share. The funds will be used to provide needed working capital, provide needed capital improvements and roof repair, and provide necessary funds for promotion and advertising for the track. As set forth in Item 3, Legal Proceedings, above, the Trustee in the Bennett Funding bankruptcy and the members of N.W. Investors, L.L.C. may object to the offering in Bankruptcy Court on the grounds that the offering of stock would dilute the majority shareholder of the Company, Standardbred Enterprises, Inc. There can be no assurance that the Court will allow the Company to go forward with the offering.

The Company is also pursuing private lenders to obtain a loan or loans as an alternative to the stock offering.

In addition to funding options as set forth above, the Company plans to do or has done the following to improve its condition and improve the efficiency of its operations:

     a.   Increase the number of events using the facility.

     b.   Eliminate expenditures not necessary to the operation of the facility.

LIQUIDITY AND CAPITAL RESOURCES

In 1999, the funding of business operations and capital requirements for the Company will be substantially sourced from existing cash, anticipated stock offering or anticipated loans, and expected grants from government agencies. The Company's current ratio at December 31, 1998 was approximately 2 to 1. The Company's current ratio at December 31, 1997 was approximately 1/2 to 1.

In 1998, the Company obtained a mortgage loan in the amount of $1,000,000 from a private lender who also provides concession services to the Company. The loan bears interest at 12% and is due on May 15, 2001. The Company will need to obtain a loan or additional equity to repay the loan.

ITEM 8.  FINANCIAL STATEMENTS


UK Urbach Kahn & Werlin PC
&W CERTIFIED PUBLIC ACCOUNTANTS




                                                    INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders
Mid-State Raceway, Inc.

We have audited the accompanying balance sheets of Mid-State Raceway, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Raceway, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company incurred significant operating losses in 1998, 1997 and 1996, and is subject to several contingent liabilities as further explained in
Note 13, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 15. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                      /S/ URBACH KAHN & WERLIN PC
                                      ----------------------------------


Albany, New York
March 11, 1999

      66 State Street, Albany, NY 12207-2595 (518)449-3166 FAX(518)449-5832

                                                         MID-STATE RACEWAY, INC.

                                                                  BALANCE SHEETS
                                                      DECEMBER 31, 1998 AND 1997

================================================================================
                                                            1998          1997
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash                                                 $   437,241   $   195,997
  Cash restricted for purses, capital
    improvements and uncashed winning tickets               87,478        62,210
  Grant receivable                                         122,750          --
  Receivables, net of allowance for doubtful
    accounts of $22,000 in 1998 and $7,000 in 1997         373,854       187,016
  Other current assets                                     252,877        21,740
--------------------------------------------------------------------------------
       Total current assets                              1,274,200       466,963
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
  Land, racing plant and equipment                      12,718,605    12,555,965
  Other properties                                         121,671       121,672
--------------------------------------------------------------------------------
                                                        12,840,276    12,677,637
  Less accumulated depreciation                         11,002,314    10,820,080
--------------------------------------------------------------------------------
                                                         1,837,962     1,857,557
--------------------------------------------------------------------------------
OTHER ASSETS
  Other assets                                              77,606       105,903
--------------------------------------------------------------------------------
                                                            77,606       105,903
--------------------------------------------------------------------------------
                                                       $ 3,189,768   $ 2,430,423
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of real estate taxes payable         $    72,000   $      --
  Accounts payable and accrued expenses                    482,768     1,028,297
  Uncashed winning tickets                                  59,258        62,210
  Retention for capital improvements                        20,788          --
--------------------------------------------------------------------------------
       Total current liabilities                           634,814     1,090,507
--------------------------------------------------------------------------------
REAL ESTATE TAXES PAYABLE, less current portion            102,000          --
--------------------------------------------------------------------------------
MORTGAGE PAYABLE                                         1,000,000          --
--------------------------------------------------------------------------------
DEFERRED RETIREMENT BENEFITS (Note 13)                   1,013,861     1,013,861
--------------------------------------------------------------------------------
CONTINGENCIES (Note 13)
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Common stock, par value $.10 per share;
    authorized 10,000,000 shares;
    issued and outstanding 250,386 shares                   25,039        25,039
  Additional paid-in capital                               225,347       225,347
  Retained earnings                                        188,707        75,669
--------------------------------------------------------------------------------
       Total shareholders' equity                          439,093       326,055
--------------------------------------------------------------------------------
                                                       $ 3,189,768   $ 2,430,423
================================================================================


                       See Notes to Financial Statements.

                                                                                          MID-STATE RACEWAY, INC.

                                                                                         STATEMENTS OF OPERATIONS
                                                                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

=================================================================================================================
                                                              FOR THE YEAR      FOR THE YEAR       FOR THE YEAR
                                                                 ENDED              ENDED             ENDED
                                                              DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                                  1998              1997               1996
                                                           (122 RACING DAYS)  (77 RACING DAYS)  (115 RACING DAYS)
-----------------------------------------------------------------------------------------------------------------
Operating revenues:
  Net pari-mutuel commissions and breakage from wagering:
    Vernon Downs Harness                                        $ 1,454,373       $ 1,054,039        $ 1,840,413
    Off-track betting (OTB)                                       1,514,899         1,369,151          1,468,103
    Simulcasting                                                  2,971,228         2,684,663          3,016,815
-----------------------------------------------------------------------------------------------------------------
                                                                  5,940,500         5,107,853          6,325,331
  Admissions                                                         70,925            61,740             92,655
  Concessions                                                       290,903           109,236            142,721
  Corporate sponsors                                                 22,614             5,000             18,224
  Other revenues                                                    178,045            97,498            150,149
-----------------------------------------------------------------------------------------------------------------
       Total operating revenues                                   6,502,987         5,381,327          6,729,080
-----------------------------------------------------------------------------------------------------------------
Operating expenses:
  Purses                                                          1,886,450         1,298,244          2,259,038
  Payroll                                                         1,484,055         1,240,253          1,588,250
  Taxes, other than income                                          386,807           384,469            357,590
  Outside services and rentals                                      563,342           381,483            562,175
  Utilities                                                         448,049           434,458            627,096
  Simulcasting expenses                                           1,010,918           999,772          1,054,426
  Depreciation                                                      197,667           233,356            245,805
  Bad debts                                                          18,837             9,905             33,769
  Other expenses                                                  1,305,396         1,010,976          1,411,436
-----------------------------------------------------------------------------------------------------------------
       Total operating expenses                                   7,301,521         5,992,916          8,139,585
-----------------------------------------------------------------------------------------------------------------
Loss from operations                                               (798,534)         (611,589)        (1,410,505)
-----------------------------------------------------------------------------------------------------------------
Other income:
  Commissions for capital improvements                               86,330            81,952            146,224
  Aid from state and local governments                              372,750                 -                  -
  Gain on sale of land                                              399,999                 -                  -
  Gain on sale of other assets                                       73,500                 -                  -
  Investment income (loss)                                          (20,603)          (21,470)             6,367
-----------------------------------------------------------------------------------------------------------------
       Total other income                                           911,976            60,482            152,591
-----------------------------------------------------------------------------------------------------------------
Income (loss) before provision for federal and state
  income taxes                                                      113,442          (551,107)        (1,257,914)
-----------------------------------------------------------------------------------------------------------------
Provision for federal and state income taxes:
  Currently payable                                                     404             2,326              3,524
  Deferred                                                                -           327,432            100,000
-----------------------------------------------------------------------------------------------------------------
                                                                        404           329,758            103,524
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $   113,038       $  (880,865)       $(1,361,438)
=================================================================================================================
Income (loss) per common share                                  $      0.45       $     (3.52)       $     (5.44)
=================================================================================================================
Cash dividends per share                                        $         -       $         -        $         -
=================================================================================================================

                       See Notes to Financial Statements.

                                                                                                             MID-STATE RACEWAY, INC.

                                                                                       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                                        YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

====================================================================================================================================
                                                         COMMON STOCK           ADDITIONAL               UNREALIZED GAIN
                                                 [-- ISSUED AND OUTSTANDING --]  PAID-IN       RETAINED     (LOSS) ON
                                                    SHARES         AMOUNT        CAPITAL       EARNINGS    INVESTMENTS      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1996                        250,386       $ 25,039       $ 225,347   $ 2,317,972      $ 2,101    $ 2,570,459
Net loss for the year                                    -              -               -    (1,361,438)           -     (1,361,438)
Change in unrealized gain (loss) on investments          -              -               -             -          194            194
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                      250,386         25,039         225,347       956,534        2,295      1,459,601
Net loss for the year                                    -              -               -      (880,865)                   (880,865)
Change in unrealized gain (loss) on investments          -              -               -             -       (2,295)        (2,295)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                      250,386         25,039         225,347        75,669            -        326,055
Net income for the year                                  -              -               -       113,038            -        113,038
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                      250,386       $ 25,039       $ 225,347   $   188,707      $     -    $   439,093
====================================================================================================================================

                       See Notes to Financial Statements.

                                                                                          MID-STATE RACEWAY, INC.

                                                                                         STATEMENTS OF CASH FLOWS
                                                                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

=================================================================================================================
                                                              FOR THE YEAR      FOR THE YEAR       FOR THE YEAR
                                                                 ENDED              ENDED             ENDED
                                                              DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                                  1998              1997               1996
                                                           (122 RACING DAYS)  (77 RACING DAYS)  (115 RACING DAYS)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $  113,038        $ (880,865)      $ (1,361,438)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation                                                  197,667           233,356            245,805
      Net amortization/accretion of investments                           -                26              4,705
      Deferred income taxes                                               -           327,432            100,000
      Allowance for (recoveries of) doubtful accounts                15,000           (23,000)            30,000
      Gain on sale of other assets                                  (73,500)           (4,769)                 -
      Loss on sale/disposal of equipment                             14,596             1,431                  -
      Gain on sale of land                                         (399,999)                -                  -
      Changes in:
        Restricted cash                                             (25,268)          128,332            (33,143)
        Accounts and grants receivable                             (324,588)           39,880            120,860
        Prepaid expenses                                           (231,137)           27,371            122,182
        Other assets                                                (20,703)           22,257              6,500
        Real estate taxes payable                                   174,000                 -                  -
        Accounts payable                                           (545,529)          146,413            629,150
        Purse funds                                                       -          (103,210)             4,040
        Uncashed winning tickets                                     (2,952)          (25,122)            29,103
        Retention for capital improvements                           20,788                 -                  -
        Deferred retirement benefits                                      -            (1,715)            (5,950)
-----------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                  (1,088,587)         (112,183)          (108,186)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and sales of available-for-sale
    investment securities                                                 -           104,093            456,989
  Purchase of available-for-sale investment securities                    -                 -           (285,000)
  Proceeds from sale of other assets                                122,500                 -                  -
  Proceeds from sale of equipment                                       501             1,200                  -
  Proceeds from sale of land                                        400,000                 -                  -
  Purchase of properties and equipment                             (193,170)          (33,654)          (378,829)
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing
            activities                                              329,831            71,639           (206,840)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgage loan                                     1,000,000                 -                  -
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities               1,000,000                 -                  -
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                     241,244           (40,544)          (315,026)
Cash at beginning of year                                           195,997           236,541            551,567
-----------------------------------------------------------------------------------------------------------------
Cash at end of year                                              $  437,241         $ 195,997       $    236,541
=================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid (received) during the year for:
    Interest                                                     $  120,000         $       -       $          -
    Income taxes                                                 $      712         $   2,353       $    (13,824)
=================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Equipment returned upon termination of capital
    lease agreement                                              $        -         $   6,630       $          -
=================================================================================================================

                       See Notes to Financial Statements.

                                                         MID-STATE RACEWAY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS:

           Mid-State Raceway, Inc. (the "Company"), known as Vernon Downs, operates a harness racing track in Vernon, New York. The Company is licensed by the New York State Racing and Wagering Board to conduct harness racing at its track and to simulcast racing from other tracks. Such license is subject to annual renewal.

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

           The estimated useful life to the various classes of assets on which current provisions were based are as follows:

           -------------------------------------------------------------------
           Land improvements                                   5 to 20 years
           Buildings and improvements                         10 to 40 years
           Other structures                               15 to 31 1/2 years
           Equipment                                           3 to 20 years
           ===================================================================

         RETIREMENT PLANS:

           The Company sponsors a number of retirement plans that cover substantially all employees. One group of union employees are covered under an industry-wide union pension plan. The other group of union employees are covered under a defined contribution individual account retirement severance plan which is funded currently. In October 1997, the union employees voted to terminate the defined contribution individual account retirement severance plan. The total contribution under both plans for the years ended December 31, 1998, 1997 and 1996 was $18,265, $18,791, and $35,996, respectively.

                                                         MID-STATE RACEWAY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         RETIREMENT PLANS, CONTINUED:

           The remaining employees were covered by a defined contribution currently funded individual account retirement plan or an unfunded deferred compensation plan. Total expense charged to operations for these plans amounted to $26,891, $105,850, and $113,615 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company terminated the deferred compensation plan during March 1998 (Note 13) and believes that it will not incur any additional expense or make additional payments against this liability. Subsequent to this termination, a lawsuit was brought against the Company by beneficiaries of the deferred compensation plan challenging the plan's termination. The outcome of this lawsuit is not determinable at December 31, 1998. The defined contribution currently funded individual account retirement plan was terminated by the Company, effective December 31, 1996.

         INCOME (LOSS) PER COMMON SHARE:

           Income (loss) per share of common stock has been calculated based on the weighted average shares outstanding during each year. The weighted average number of common shares outstanding was 250,386 during the years ended December 31, 1998, 1997 and 1996.

         ADVERTISING:

           The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $214,413, $65,245, and$269,953 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

         REVENUE RECOGNITION:

           The Company recognizes revenue for commissions from wagering, corporate sponsors, and admissions when the related racing event is run. Commissions for capital improvements are recognized when the related qualifying expenditures are incurred. Investment income is recognized on the accrual basis.

                                                         MID-STATE RACEWAY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         RECLASSIFICATIONS:

           Certain balances in prior year financial statements have been reclassified for comparative purposes.

NOTE 2.  GRANT RECEIVABLE

         Grant receivable represents amounts due the Company from New York State in relation to a 1998 New York State Senate grant appropriation for the purposes of preserving employment and increasing marketing. Under the grant agreement, the Company was required to incur qualifying expenditures between July 1, 1998 and November 30, 1998 and submit a reimbursement request to New York State by December 31, 1998, which it did. All expenditures submitted for reimbursement have been approved by New York State.

NOTE 3.  RECEIVABLES

         Receivables consist of the following at December 31, 1998 and 1997:

         -----------------------------------------------------------------------
                                                           1998           1997
         -----------------------------------------------------------------------
         Shift adjustments                              $ 113,390      $ 84,280
         Sale of other assets                             122,500              -
         Commissions                                       96,939         89,007
         Other                                             63,025         20,729
         -----------------------------------------------------------------------
                 Total                                    395,854        194,016
         Less: Allowance for doubtful accounts             22,000          7,000
         -----------------------------------------------------------------------
                 Receivables, net                       $ 373,854      $ 187,016
         =======================================================================


NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

         -----------------------------------------------------------------------
                                        DECEMBER 31,      DECEMBER 31,
                                            1998              1997
         -----------------------------------------------------------------------
         Land, racing plant, and equipment:
           Land                                       $    77,802    $    77,802
           Land improvements                            1,366,319      1,278,854
           Buildings and improvements                   5,740,855      5,682,906
           Race plant structures                        1,281,305      1,258,915
           Equipment                                    4,250,006      4,246,667
           Construction in progress                         2,318         10,821
         -----------------------------------------------------------------------
                                                       12,718,605     12,555,965
         Other properties:
           Land                                           121,671        121,672
         -----------------------------------------------------------------------
                                                       12,840,276     12,677,637
         Less accumulated depreciation                 11,002,314     10,820,080
         -----------------------------------------------------------------------
                                                      $ 1,837,962    $ 1,857,557
         =======================================================================

                                                         MID-STATE RACEWAY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 5.  REAL ESTATE TAXES PAYABLE

         In May 1998, Oneida County and the Company entered into an agreement whereby the Company would make 36 monthly installments of $6,000, commencing May 29, 1998, to satisfy its liability to Oneida County for nonpayment of 1997 property taxes, totaling $216,000, levied against the Company by Oneida County in 1997.

         Future payments required under this agreement are as follows:

         -----------------------------------------------------------------------
         1999                                                          $  72,000
         2000                                                             72,000
         2001                                                             30,000
         -----------------------------------------------------------------------
         Total real estate taxes payable                                 174,000
         Less: current portion                                            72,000
         -----------------------------------------------------------------------
         Real estate taxes payable, net of current portion             $ 102,000
         =======================================================================


NOTE 6.  MORTGAGE PAYABLE

         On May 15, 1998, the Company obtained a $1,000,000 loan from a private lender who also provides concession services to the Company. The loan is collateralized by a first mortgage on the Company's racing plant, buildings and improvements. The loan bears interest at 12% and repayment is due on May 15, 2001. No principal payments are required until the final due date.

         The loan agreement required the first year's interest of $120,000 to be paid to the lender at closing. In addition, the agreement required the Company to pay the lender $47,500 in financing fees, also at closing. At December 31, 1998, the prepaid portion of interest and financing fees are included in other current assets and other assets (long-term), respectively.

         Interest paid at closing is being amortized over 12 months. On June 15, 1999, and each month thereafter until the due date of the loan, interest payments of $10,000 are due to the lender. Financing fees paid at closing are being amortized over the term of the loan and are included in interest expense in 1998. Interest expense incurred by the Company in 1998 related to this loan totaled $79,236.

                                                         MID-STATE RACEWAY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 7.  INCOME TAXES

         Net deferred tax assets in the accompanying balance sheets have been provided for the temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The temporary differences that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effect are as follows:

--------------------------------------------------------------------------------------------------
                                        [--- DECEMBER 31, 1998 ---]    [--- DECEMBER 31, 1997 ---]
                                         TEMPORARY                      TEMPORARY
                                         DIFFERENCE    TAX EFFECT       DIFFERENCE    TAX EFFECT
--------------------------------------------------------------------------------------------------
Deferred compensation                    $1,013,000   $  376,800        $1,013,000    $ 376,800
Net operating loss carryforwards          2,800,000      952,000         2,900,000      986,000
Other                                        (4,000)      (1,600)          (22,000)      (8,800)
--------------------------------------------------------------------------------------------------
                                          3,809,000    1,327,200         3,891,000    1,354,000
Less valuation allowance                         -    (1,327,000)                -   (1,354,000)
--------------------------------------------------------------------------------------------------
                                         $3,809,000   $        -        $3,891,000   $        -
==================================================================================================

         During 1997, the Company determined that an increase in the valuation allowance was appropriate because of uncertainty associated with the payment of its unfunded deferred compensation plan obligations and the uncertainty concerning the Company's ability to utilize net operating loss carryforwards in future years.

         The net operating loss carryforward will expire at various dates from December 31, 2009 through December 31, 2012.

         A reconciliation of the provision (credit) for income taxes to the statutory amount is as follows:

---------------------------------------------------------------------------------------------------------
                                           FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                           DECEMBER 31, 1998    DECEMBER 31, 1997    DECEMBER 31, 1996
                                           ------------------   ------------------   ------------------
                                            AMOUNT        %       AMOUNT       %       AMOUNT       %
---------------------------------------------------------------------------------------------------------
Statutory federal income tax               $ 38,500      34.0   $(188,000)   (34.0)  $(428,000)   (34.0)
Variances from statutory rate:
  Add state income tax, net of federal
    tax benefit                                 404       0.4       2,326      0.4       3,524      0.3
  (Decrease) increase in valuation
    allowance                               (26,800)    (23.6)    502,100     91.0     489,900     38.0
  Prior year's tax                                -         -           -        -      24,000      1.9
  Other                                     (11,700)    (10.4)     13,332      2.4      14,100      1.8
---------------------------------------------------------------------------------------------------------
Effective tax (credit)                     $    404       0.4   $ 329,758     59.8   $ 103,524      8.0
=========================================================================================================

                                                         MID-STATE RACEWAY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 8.  LEASES

         The Company leases certain equipment for use during each racing season including an agreement for pari-mutuel totalisator equipment and services.

         Total rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $654,910, $495,481, and $654,780 of which $399,263,
         $331,716, and $415,178 was paid on the totalisator contract for the respective years.

         The current totalisator lease agreement expires on May 31, 2000. Under the agreement, rents charges for the equipment and services are dependent upon the number of live racing meets held and the number of tracks simulcasted. Future rental charges are dependent upon future live racing and simulcast events.

NOTE 9.  COMMISSIONS FOR CAPITAL IMPROVEMENTS

         In July 1983, legislation was passed permitting Upstate New York harness tracks to apply for an increase of 1% on-track regular and multiple bet pools and 1/2 of 1% from OTB regular and multiple bet pools. Under the law and subject to the approval of the New York State Racing and Wagering Board, these additional funds must be used for capital improvements or a portion may be used for advertising. The Company elected to increase such commissions effective September 14, 1983.

NOTE 10. INVESTMENT (LOSS) INCOME

         Investment (loss) income consisted of the following for the years ended December 31, 1998, 1997 and 1996:


         -----------------------------------------------------------------------
                                           1998          1997          1996
         -----------------------------------------------------------------------
         Interest and dividends        $   3,528     $     787      $ 12,867
         Equity in earnings (loss) of
         50%-owned company               (24,131)      (22,257)       (6,500)
         -----------------------------------------------------------------------
                                       $ (20,603)    $ (21,470)     $  6,367
         =======================================================================

                                                         MID-STATE RACEWAY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 11. AID FROM STATE AND LOCAL GOVERNMENTS

         Aid from state and local governments consisted of the following for the year ended December 31, 1998:

         -----------------------------------------------------------------------
         New York State Senate Grant (see Note 2)                     $ 122,750

         Oneida County Economic Development Growth Enterprises
         Corporation (EDGE) second mortgage loan received in May
         1998 and subsequently forgiven by EDGE on December 30,
         1998 due to the successful completion of the Company's
         1998 live racing season                                        250,000

         -----------------------------------------------------------------------
                                                                      $ 372,750
         =======================================================================


NOTE 12. HOTEL LEASE

         During fiscal year 1994, the Company, as lessor, entered into a lease agreement with a partnership that includes the Company's former majority shareholder. The Company has leased, for an initial period of twenty years, a certain portion of their property for the purpose of permitting the partnership to construct, own, and operate a hotel. Anytime during the lease or any renewal period of the lease, the Company may elect to assume all of the lessee's duties, obligations, rights and responsibilities under the lease. Lease payments during the initial twenty year period are $10,000 per year. Construction of the hotel by the partnership was completed in October 1994. The Company also operates pari-mutual wagering on the hotel premises. Net pari-mutuel commissions and breakage from wagering on these premises approximated $1,060,000 for the year ended December 31, 1998 ($840,000 for the year ended December 31, 1997 and $1,203,000 for the year ended December 31, 1996).

NOTE 13. CONTINGENCIES

         NEW YORK STATE RACING AND WAGERING BOARD COMPLIANCE AUDIT

         During early 1998, the New York State Racing and Wagering Board (the Board) reviewed the Company's compliance with the Board's policies and procedures. Based upon the Board's findings, the Company was fined $416,000, on March 9, 1998, for instances of non-compliance and was also directed to reimburse the Company's capital improvement account for any unqualified capital expenditures. The Board indicated its willingness to abate the fine if the Company demonstrated compliance during the subsequent (1998) racing season.

         On November 13, 1998, the Board retroactively approved all of the Company's capital expenditures made from 1994 to 1997. As a result, the Company was not required to reimburse its capital improvement account because all capital expenditures made during the aforementioned period were deemed qualified.

                                                         MID-STATE RACEWAY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 13. CONTINGENCIES, CONTINUED

         NEW YORK STATE RACING AND WAGERING BOARD COMPLIANCE AUDIT, CONTINUED

         On December 17, 1998, based on the receipt of a satisfactory report, from a Board approved compliance monitor, on the status of the Company's compliance with the Board's policies and procedures subsequent to the imposition of the fine, the Board discharged the aforementioned $416,000 fine.

         The Board has also assessed fines against former officers of the Company totaling $93,000. The financial effect to the Company, if any, relating to this assessment has not been determined.

         FORMER MAJORITY SHAREHOLDER

         In March 1998, the Company provided financial information to a bankruptcy trustee relating to approximately $1,200,000 of corporate sponsorships it received over a period of years from bankrupt affiliates of its former majority shareholder. Subsequently, the trustee commenced a lawsuit against the Company to recover these payments, based on the theory of fraudulent conveyance. The outcome of this lawsuit is not determinable at December 31, 1998.

         OTHER

         In 1998, the Company was threatened with a lawsuit claiming severance payments under an employment agreement with a former officer who was terminated in March 1998. No further action has been taken by the former officer in regard to this matter.

         In March 1998, the Company voted to terminate its unfunded deferred compensation plan (Note 1) and believes that it will not incur any additional expense or make any additional payments against this liability. Subsequent to this termination, a lawsuit was brought against the Company by beneficiaries of the deferred compensation plan challenging the plan's termination and seeking damages of $1,200,000. The outcome of this lawsuit is not determinable at December 31, 1998. The Company continues to carry a long-term liability on its balance sheet at December 31, 1998 in the amount of $1,013,861 for deferred compensation benefits under the plan.

         OTHER LITIGATION

         The Company is the defendant in four separate actions in connection with injury claims. No estimate can yet be made of the potential liability or damages, or the likely outcome of the litigation.


NOTE 14. OTHER RELATED PARTY TRANSACTIONS

         In March 1998, the Company sold idle land with nominal book value, to an affiliate of a member of the Company's Board of Directors for $400,000. The corresponding gain from this sale is reflected in the statement of operations for the year ended December 31, 1998.

                                                         MID-STATE RACEWAY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 15. FINANCIAL CONDITION

         The Company has sustained significant operating losses for the years ended December 31, 1998, 1997 and 1996, resulting in a deterioration of working capital (in 1996 and 1997) and shareholders' equity.

         As a result of these losses, the Company has initiated plans to deal with its deteriorating financial condition. These include the following:

         o Applications to local governmental agencies for grants (some of which are approved);

         o Application to a private lender for short-term line of credit financing;

         o    Increasing the number of events using the facility;

         o    Elimination of various expenditures; and

         o    Raising capital through a private offering of Company stock.

         There can be no assurances that these plans will be successfully implemented, and the ability of the Company to support operations for the next 12 months is not presently determinable. Further, the ability of the Company to continue as a going concern will be dependent on the successful resolution of the various contingencies disclosed in Note 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no current changes in or disagreements with the Registrant's certifying accountant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company as of March 1, 1999 are as follows:

                                        Common Shares
                                        Beneficially
                           Became       Owned as of
     Name and Age         Director      December 31, 1998              Percent
     ------------         --------      -----------------              -------

  James J. Moran            1986              100                        ****

* David Slyman, Sr          1997                0                         0

* Jeremiah Law              1997            1,010                        ****

* Justice M. Cheney         1997              500                        ****

* Neil Wager**              1997            1,750                         1%

* Edward Leffler            1997                0                         0

  Thomas M. Hunter          1997                0                         0

  Abe Acee, Jr              1997                0                         0

  James R. Wise                                 0                         0

  Paul V. Noyes             1998                0                         0

  Gwen Bennett***           1998            8,949                         4%

  Patrick Bombardo          1998                0                         0

  All officers and directors as a group    12,309                        5%
  (including individuals named above)

----------

*    Member of Executive Committee

** In addition, Mr. Wager is managing member of NW Investors II, LLC which claims ownership of 126,657 shares in the name of Standardbred Enterprises, Ltd. by virtue of those shares being pledged to it as security for a loan and such loan being in default.

*** Ms. Bennett is the majority shareholder of Standardbred Enterprises, Ltd. which owns 126,657 shares of the Company. Neil Wager and the Trustee of the Bennett funding Group, Inc. Bankruptcy claim ownership of the shares.

**** Less than one percent

JUSTICE M. CHENEY (age 65) has been President and Chief Executive Officer of the Company since December, 1997, and has served as a Director since December, 1997. He was an adjunct professor with the Department of Vocational/Technical Education, SUNY Oswego. He has been a member of the United States Trotting Association since 1953 and is licensed as an owner, trainer, driver and breeder of standardbred horses. He has raced harness horses as both a driver and trainer at Vernon Downs, Saratoga Raceway and various New York State and County Fairs.

EDWARD LEFFLER (age 55) has been Vice President of the Company since December, 1997 and has served as a Director since December, 1997. He is the Chief Executive Officer of James Square Health and Rehabilitation Center, Syracuse, New York and the Chief Executive Officer of E.L. Management of Syracuse Corp. He has more than 25 years experience in health care services, including planning, design, construction and operation of health care facilities. Mr. Leffler is President of the Board of Visitors of the Syracuse University School of Social Work.

JAMES J. MORAN (age 58) has been Secretary of the Company since 1994 and Assistant Secretary since 1985 and has served as a Director since 1986. He has been Director of Publicity/Public Relations since 1975 and Track Announcer since 1964. He is past President and Chairman of the Board of North American Harness Publicists Association and Secretary/Treasurer of Vernon Chapter of the U.S. Harness Writers Association.

THOMAS HUNTER (age 51) has served as a Director since December, 1997. Mr. Hunter has been a licensed standardbred trainer from 1980 to the present and is licensed as such by the New York State Racing and Wagering Board. Mr. Hunter is currently employed by H&B Marketing working in the area of advertising sales. Prior to 1992, Mr. Hunter was a self-employed businessman working in telecommunications management, marketing sales and development.

ABE ACEE, JR. (age 52) has served as a Director since December, 1997. Mr. Acee has been a resident of Vernon, New York for 20 years and owns the Nothin' Fancy Cafe and Country Edition in Vernon, New York. From 1977 to 1993, Mr. Acee provided feed service to Vernon Downs and also brokered hay and straw to major standardbred and thoroughbred facilities and breeding farms in the northeastern United States. Mr. Acee is one of the founders of the Vernon Merchants Association and continues to be an active member of the Association.

NEIL WAGER has served as a Director since December, 1997 and is a Managing Member of NW Investors II, LLC.

JAMES R. WISE (age 51) has been Treasurer of the Company since November, 1997. Mr. Wise is a certified public accountant licensed in New York State. He is a member of the American Institute of Certified Public Accountants (AICPA) and New York State Society of Certified Public Accountants (NYSSCPA). Prior to 1997, Mr. Wise was Director of Finance/Administration for a multi-state law firm for 12 years and worked for an international public accounting firm for 14 years.

JEREMIAH LAW (age 47) has served as a Director since December, 1997.

DAVID SLYMAN, SR. (age 60) has served as a Director since December, 1997.

PAUL V. NOYES (age 67) is a prominent area lawyer with an office in Sherrill, New York. Mr. Noyes, a former shareholder of Mid-State Raceway, Inc. (1968-1993), is a graduate of Hamilton College and Cornell University Law School. He is a Board Member of the Mid-York Foundation, Kenwood Benevolent Society, Oneida Community Mansion House, Madison County Children's Camp, Mid-York Library System, and serves as a Treasurer for the Madison County Democrat Committee.

GWEN BENNETT (age 40) is President of the Comfort Suites Hotel at Vernon Downs. Ms. Bennett has previously worked in managerial or service positions with Pizza Hut, Squat and Gobble Restaurant, Carinci's Restaurant and Days Inn. Ms. Bennett has been licensed with the United States Trotting Association and the New York State Racing and Wagering Board for approximately 10 years and is a member of the Town of Vernon Merchants Association as well as being active with Choice Hotels International.

PATRICK BOMBARDO (age 55) is General Manager of the Comfort Suites Hotel at Vernon Downs. He is an experienced professional with more than 20 years of business experience, specializing in accounting, operations, management, training and finance. Mr. Bombardo served as Chief Financial Officer - Controller at J-K Independent Lumber Corp. in New Hartford from 1986 to February, 1998. Mr. Bombardo possesses leadership experience in retailing, manufacturing and service organizations.

The Board of Directors of the Company has Executive and Compensation Committees. Although the Company does not have a Nominating Committee, the Board of Directors, as a committee of the whole, performs the functions of such a committee by reviewing nominations suggested by any of its members and then making a recommendation to the shareholders. The Board of Directors will consider shareholders' recommendations for directors sent to James J. Moran, Vice President and Secretary, Mid-State Raceway, Inc., P.O. Box 860, Vernon, New York 13476; provided, however, such recommendations must be received at least 20 days prior to the annual shareholders meeting to be considered at that meeting.

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

11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning compensation paid by the Company to those persons who were, at December 31, 1998 (i) the chief executive officer and (ii) the other executive officers whose annual salary and bonus exceeded $100,000 during the last three fiscal years.

                                                Summary Compensation Table

      Name and Principal Position           Year                      Salary
      ---------------------------           ----                      ------

      Justice Cheney, President & CEO       1998                      $46,316

No executive officer received an annual salary and bonus in excess of $100,000 over the last three fiscal years. Justice Cheney is currently receiving an annual salary of $60,000.

12. Security Ownership of Certain Beneficiary Owners and Management.

At the close of business on December 31, 1998, the Company had outstanding 250,386 shares of common stock. No person or group is known by the Company to beneficially own more than 5% of the Company's common stock except as set forth in the following table:

                                    Amount and Nature
 Name and Address                     of Beneficial             Percent
 of Beneficial Owner                    Ownership                Class
 -------------------                    ---------                -----

Standardbred Enterprises, Ltd.         126,657 shares              51%
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

In addition, Notes 12, 13, and 14 of the financial statements included in this Form 10-K are incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)       1. Financial Statements                                          Page

             Included in Part II, Item 8 of this report
               Independent Auditor's Report on
               Financial Statements                                           12

             Balance Sheets, December 31, 1998 and 1997                       13

             Statements of Operations, Years Ended December
               31, 1998, 1997 and 1996

             Statements of Changes in Shareholders' Equity,
               Years Ended December 31, 1998, December 31,
               1997 and December 31, 1996                                     14

             Statements of Cash Flows, Years Ended December
               31, 1998, 1997 and 1996                                        16

             Notes to Financial Statements                                 17-25

          2. Financial Statement Schedules

             Schedules have been omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

(b)       Reports on Form 8-K

          None were filed for the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized in the Village of Vernon, State of New York, on the 20th day of April, 1999.

                                                   MID-STATE RACEWAY, INC.

                                                   By: /s/ Justice M. Cheney
                                                       ---------------------
                                                       Justice M. Cheney,
                                                       President and Chief
                                                       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                      Date
---------                                   -----                      ----

/s/ Justice M. Cheney               President, Chief Executive         4/20/99
-------------------------           Officer and Director
Justice M. Cheney

/s/ James J. Moran                  Secretary and Director             4/20/99
-------------------------
James J. Moran

/s/ Edward Leffler                  Vice President and Director        4/20/99
-------------------------
Edward Leffler

/s/ James R. Wise                   Treasurer (Principal               4/20/99
-------------------------           Financial and Accounting
James R. Wise                       Officer)

/s/ Thomas M. Hunter                Director                           4/20/99
-------------------------
Thomas M. Hunter

/s/ Abe Acee, Jr.                   Director                           4/20/99
-------------------------
Abe Acee, Jr.

/s/ Jeremiah C. Law                 Director                           4/20/99
-------------------------
Jeremiah C. Law

                                    Director                           4/20/99
-------------------------
David Slyman, Sr.

                                    Director                           4/20/99
-------------------------
Paul V. Noyes

/s/ Gwen Bennett                    Director                           4/20/99
-------------------------
Gwen Bennett

/s/ Patrick Bombardo                Director                           4/20/99
-------------------------
Patrick Bombardo

                                    Director                           4/20/99
-------------------------
Neil Wager