Form 10-Q
period 1999-03-31
MID STATE RACEWAY INC
filed 1999-05-12
CIK 65914

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549


                                QUARTERLY REPORT

                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                      FOR THE QUARTER ENDED MARCH 31, 1999


                         Commission File Number - 0-1607


                             MID-STATE RACEWAY, INC.
               (Exact Name of Registrant as Specified in Charter)


                 New York                               15-0555258
                 --------                               ----------
         (State of Incorporation)         (I.R.S. Employer Identification No.)


              Vernon, New York                            13476
              ----------------                            -----
(Address of Principal Executive Offices)                (Zip Code)



                                 (315) 829-2201
                         (Registrant's Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [_].

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the period covered by this report.


 Class                                         Outstanding at March 31, 1999
 -------------                                 ------------------------------

 Common Stock,  $0.10 par value                                      250,386

                      A. SUMMARY OF FINANCIAL INFORMATION

                            MID-STATE RACEWAY, INC.

                          PROFIT AND LOSS INFORMATION



                                               THREE MONTHS    THREE MONTHS
                                                  ENDED           ENDED           YEAR ENDED
                                              MARCH 31, 1999  MARCH 31, 1998   DECEMBER 31, 1998
                                               2 RACING DAYS   0 RACING DAYS    122 RACING DAYS
                                               -------------   -------------    ---------------

Operating Revenues                               $ 944,064       $ 928,268         $6,502,987

Operating Expenses                                 878,276       1,020,016          7,301,521
                                                 ---------       ---------         ----------

Income (loss) from operations                       65,788         (91,748)          (798,534)
                                                 ---------       ---------         ----------
Other income:
   Commissions for Capital Improvements                  0               0             86,330
   Investment Income (loss)                        (32,991)              0            (20,603)
   Aid from state and local governments                  0               0            372,750
   Gain on sale of land                                  0         399,999            399,999
   Gain on sale of other assets                          0               0             73,500
                                                 ---------       ---------         ----------

      Total Other Income                           (32,991)        399,999            911,976
                                                 ---------       ---------         ----------
Income before provision for
   taxes                                            32,797         308,251            113,442

Provision (Credit) for
   Taxes                                                 0               0                404
                                                 ---------       ---------         ----------

NET INCOME                                       $  32,797       $ 308,251         $  113,038
                                                 =========       =========         ==========

Income per weighted average shares outstanding   $    0.13       $    1.23         $     0.45
                                                 =========       =========         ==========

Cash dividend per share                          $    0.00       $    0.00         $     0.00
                                                 =========       =========         ==========


                            MID-STATE RACEWAY, INC.

                             STATEMENT OF CASH FLOW



                                                                        FOR THE THREE     FOR THE
                                                                      MONTHS ENDED      YEAR ENDED
                                                                          MARCH 31,    DECEMBER 31,
INCREASE (DECREASE) IN CASH                                                 1999           1998
                                                                      ---------------  --------------


CASH FLOWS FROM OPERATING ACTIVITIES:

               Net Income                                                    $ 32,797     $ 113,038

               Adjustments to reconcile net income to cash
                provided by (used in) operating activities:
                  Depreciation                                                 41,716       197,667
                  Allowance for (recoveries) of doubtful accounts                   0        15,000
                  Gain on sale of other assets                                      0       (73,500)
                  Gain on sale of land                                              0      (399,999)
                  Loss on sale/disposal of equipment                                0        14,596
               Changes in:
                  Restricted cash                                              50,337       (25,268)
                  Accounts and grants receivable                              282,161      (324,588)
                  Prepaid expenses                                            111,711      (231,137)
                  Other assets                                                (71,591)      (20,703)
                  Real estate taxes payable                                   (18,000)      174,000
                  Accounts payable                                                138      (545,529)
                  Uncashed winning tickets                                    (51,610)       (2,952)
                  Retention for capital improvements                            2,336        20,788
                                                                            ---------     ---------

Net cash provided by (used in) operating activities                           379,995    (1,088,587)
                                                                            ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Proceeds from sale of other assets                                   0       122,500
               Proceeds from sale of equipment                                      0           501
               Proceeds from sale of land                                           0       400,000
               Purchase of properties and equipment                           (64,344)     (193,170)
                                                                            ---------     ---------

Net cash provided by investing activities                                     (64,344)      329,831
                                                                            ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from mortgage loan                                          0     1,000,000
                                                                            ---------     ---------
Net cash provided by financing activities                                           0     1,000,000
                                                                            ---------     ---------

Net change in cash                                                            315,651       241,244

Cash, beginning of period                                                     437,241       195,997
                                                                            ---------     ---------

Cash, end of period                                                         $ 752,892     $ 437,241
                                                                            =========     =========

               MANAGEMENT ANALYSES OF PROFIT AND LOSS INFORMATION
--------------------------------------------------------------------------------
The Company generated net income from operations of $65,788 for the quarter ended March 31, 1999 resulting in a positive change of $157,536 from the net loss from operations of $91,748 for the same period in 1998. A significant factor in this improvement was a decrease in operating expenses of 13.9%. Track management continues to focus on reducing operating expenses through a variety of measures.

The decrease in net income of $275,454 for the quarter ended March 31, 1999 versus the same period last year was largely the result of the Company selling 126 acres of surplus land on Collamer Road in Onondaga County to E.L. Management of Syracuse Corp. in 1998 for a net gain of $399,999. Edward Leffler, a Director of the Company, is the sole shareholder of E.L. Management of Syracuse Corp.

Total wagering on thoroughbred and harness simulcasts during the quarter ended March 31, 1999 decreased by $1,139,498 (27.8%) over the same period as last year. The resulting decrease in operating revenue was offset by increased revenues in corporate sponsorships, trailer park rent, stall rentals and advertising in the track racing program. the 2 days of live racing during the quarter ended March 31, 1999 versus no live racing days for the same period last year did not have a significant impact on the net income generated from operations.

Management continues to take action and explore its options to raise operating capital and to improve the Company's financial condition, including but not limited to the following:

     a. Applications to local governmental agencies for grants (some of which are approved);

     b. Application to a private lender for short-term line of credit financing;

     c.   Increasing the number of events using the facility:

     d.   Elimination of various expenditures; and

     e.   Raising capital through a private offering of Company stock.

There can be no assurance that efforts to raise operating capital and to improve the Company's financial condition will be successful.

The Company's Board of Directors approved a year 2000 compliance action plan in December 1998. The Company expects to complete the plan prior to the end of 1999. The cost of making the Company year 2000 is anticipated to be less than $20,000 and is not considered material to the Company. The Company does not have a contingency plan because it fully expects to be year 2000 compliant without material additional work required of it or its vendors.

               MANAGEMENT ANALYSES OF PROFIT AND LOSS INFORMATION
--------------------------------------------------------------------------------



Liquidity and Capital Resources

In 1999, the funding of business operations and capital requirements for the Company will be substantially sourced from existing cash, anticipated stock offering or anticipated loans, and expected grants from local governmental agencies. The Company's current ratio at March 31, 1999 was approximately
2 to 1.

                   B. CAPITALIZATION AND SHAREHOLDERS' EQUITY

                             MID-STATE RACEWAY, INC.

                                  BALANCE SHEET

                      MARCH 31, 1999 AND DECEMBER 31, 1998


                                                                 MARCH 31,   DECEMBER 31,
                            ASSETS                                 1999         1998
                                                               -----------   -----------

CURRENT ASSETS
   Cash                                                        $   752,892   $   437,241
   Cash restricted for purses, capital improvements and
      uncashed winning tickets                                      37,141        87,478
   Grant receivable                                                    250       122,750
   Accounts receivable, net of allowance for doubtful
      accounts of $22,000 in 1999 and 1998                         214,193       373,854
   Other current assets                                            141,166       252,877
                                                               -----------   -----------
             Total current assets                                1,145,642     1,274,200

PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment                             12,782,949    12,718,605
   Other Properties                                                121,671       121,671
                                                               -----------   -----------
                                                                12,904,620    12,840,276
   Less accumulated depreciation                                11,044,030    11,002,314
                                                               -----------   -----------
                                                                 1,860,590     1,837,962

OTHER ASSETS                                                       149,197        77,606


                                                               $ 3,155,429   $ 3,189,768
                                                               ===========   ===========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses                       $   482,906   $   482,768
   Current portion of real estate taxes payable                     54,000        72,000
   Uncashed winning tickets                                          7,648        59,258
   Retention for capital improvements                               23,124        20,788
                                                               -----------   -----------
             Total current liabilities                             567,678       634,814

REAL ESTATE TAXES PAYABLE, LESS CURRENT PORTION                    102,000       102,000

MORTGAGE PAYABLE                                                 1,000,000     1,000,000

DEFERRED RETIREMENT BENEFITS                                     1,013,861     1,013,861

SHAREHOLDERS' EQUITY
   Common stock, par value $0.10 per share, authorized
   10,000,000 shares; issued and outstanding 250,386 shares        25,039        25,039
   Additional paid-in-capital                                      225,347       225,347
   Retained earnings                                               221,504       188,707
                                                               -----------   -----------
   Total shareholders' equity                                      471,890       439,093
                                                               -----------   -----------

                                                               $ 3,155,429   $ 3,189,768
                                                               ===========   ===========


                          PART II - OTHER INFORMATION

Item 1 through 5 - Not applicable

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1999.

Item 7 - Submission of Matters to a Vote of Securities Holders

The Company held a special shareholders meeting on January 18, 1999 to obtain its shareholders' consent to eliminate shareholder pre-emptive rights. It was necessary to eliminate pre-emptive rights in order to have the right to proceed with a private offering of its stock in order to raise capital. A private offering of stock would dilute the existing shareholders' percentage interest in the Company and would reduce the 51% interest in the Company held by Standardbred Enterprises, Inc. below 50%. N.W. Investors L.L.C. and the Trustee in the Bennett Bankruptcy (both of whom claim ownership of the Company's stock held by Standardbred Enterprises, Inc.) asked the Bankruptcy Court to block the shareholders meeting. The Court declined to intercede to block the shareholders meeting. However, the Court required the Company to notify N.W. Investors, L.L.C. and the Trustee in the Bennett Bankruptcy in the event it decides to proceed with a private stock offering. No damages were asked in the lawsuit and the Court Order does not appear to have a material impact on the Company's financial position.

The Company notified N.W. Investors, L.L.C. and the Trustee in the Bennett Bankruptcy on March 24, 1999 that it intended to go forward with a private stock offering. The 20-day notification period expired on April 13, 1999 with no response from N.W. Investors, L.L.C. or the Trustee in the Bennett Bankruptcy.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MID-STATE RACEWAY, INC.

Date: 04/23/99          /s/ JUSTICE M. CHENEY
                         -------------------------------------------------------
                         Justice M. Cheney,  President & Chief Executive Officer



Date: 04/23/99          /s/ JAMES R. WISE
                         -------------------------------------------------------
                        James R. Wise, Treasurer and Principal Financial
                                     and Accounting Officer