Form 10-Q
period 1999-06-30
MID STATE RACEWAY INC
filed 1999-08-09
CIK 65914

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   ----------

                                QUARTERLY REPORT


                    PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1999


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

                                 Yes X     No
                                    ---       ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the period covered by this report.


            CLASS                                   OUTSTANDING AT JUNE 30, 1998
-----------------------------                       ----------------------------
Common Stock, $0.10 par value                                  250,386

================================================================================


                                                A. SUMMARY OF FINANCIAL INFORMATION


                                                      MID-STATE RACEWAY, INC.

                                                    PROFIT AND LOSS INFORMATION


                                                             Three Months                      Six Months
                                                                 Ended                           Ended
                                                    ------------------------------  ------------------------------     Year Ended
                                                    June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998  December 31, 1998
                                                    47 Racing Days  50 Racing Days  49 Racing Days  50 Racing Days  122 Racing Days
                                                    --------------  --------------  --------------  --------------  ---------------
Operating Revenue ................................   $ 1,932,894     $ 2,061,785     $ 2,876,958     $ 2,981,124      $ 6,502,987
                                                                                                                      -----------
Operating Expense ................................     2,196,434       2,432,172       3,074,710       3,443,259        7,301,521
                                                     -----------     -----------     -----------     -----------      -----------
Loss from Operations .............................      (263,540)       (370,387)       (197,752)       (462,135)        (798,534)
                                                     -----------     -----------     -----------     -----------      -----------
Other Income:
   Commissions for Capital Improvements ..........             0               0               0               0           86,330
   Investment income (loss) ......................       (92,913)        (11,320)        (59,922)        (11,320)         (20,603)
   Aid from state and local governments ..........             0               0               0               0          372,750
   Gain on sale of land ..........................             0               0               0         399,999          399,999
   Gain on sale of other assets ..................             0               0               0               0           73,500
                                                     -----------     -----------     -----------     -----------      -----------
      Total Other Income .........................       (92,913)        (11,320)        (59,922)        388,679          911,976
                                                     -----------     -----------     -----------     -----------      -----------
Loss before provision for
   Taxes on income ...............................      (356,453)       (381,707)       (257,674)        (73,456)         113,442

Provision (Credit) for Taxes
   on Income .....................................             0               0               0               0              404
                                                     -----------     -----------     -----------     -----------      -----------
NET INCOME (LOSS) ................................   ($  356,453)    ($  381,707)    ($  257,674)    ($   73,456)     $   113,038
                                                     ===========     ===========     ===========     ===========      ===========
Earnings per weighted average shares outstanding .   ($     1.42)    ($     1.52)    ($     1.03)    ($     0.29)     $      0.45
                                                     ===========     ===========     ===========     ===========      ===========
Cash dividend per share ..........................   $      0.00     $      0.00     $      0.00     $      0.00      $      0.00
                                                     ===========     ===========     ===========     ===========      ===========


                            MID-STATE RACEWAY, INC.

                             STATEMENT OF CASH FLOW


                                                     For the Six      For the
                                                     Months Ended   Year Ended
                                                       June 30,    December 31,
INCREASE (DECREASE) IN CASH                              1999          1998
                                                      ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss) ..............................  ($ 257,674)    $   113,038
   Adjustments to reconcile net income (loss)
     to cash used in operating activities:
      Depreciation ................................      83,433         197,667
      Allowance for doubtful accounts .............           0          15,000
      Gain on sale of other assets ................           0         (73,500)
      Loss on sale/disposal of equipment ..........           0          14,596
      Gain on sale of land ........................           0        (399,999)
      Changes in:
        Restricted cash ...........................      11,589         (25,268)
        Accounts and grants receivable ............     329,956        (324,588)
        Other current assets ......................      69,800        (231,137)
        Other assets ..............................      36,149         (20,703)
        Real estate taxes payable .................     (36,000)        174,000
        Accounts payable ..........................     208,483        (545,529)
        Uncashed winning tickets ..................     (50,727)         (2,952)
        Retention for capital improvements ........      17,174          20,788
                                                     ----------     -----------
Net cash provided by (used in) operating
   activities......................................     412,183      (1,088,587)
                                                     ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of other assets .............           0         122,500
   Proceeds from sale of equipment ................           0             501
   Proceeds from sale of land .....................           0         400,000
   Purchase of properties and equipment ...........    (178,106)       (193,170)
                                                     ----------     -----------
Net cash provided by (used in) investing
   activities......................................    (178,106)        329,831
                                                     ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from mortgage loan ....................           0       1,000,000
                                                     ----------     -----------
Net cash provided by financing activities .........           0       1,000,000
                                                     ----------     -----------
Net change in cash ................................     234,077         241,244
Cash, beginning of period .........................     437,241         195,997
                                                     ----------     -----------
Cash, end of period ...............................  $  671,318     $   437,241
                                                     ==========     ===========

               MANAGEMENT ANALYSES OF PROFIT AND LOSS INFORMATION

The Company's net loss from operations of $ 197,752 for the six (6) months ended June 30, 1999, represents a decrease of 57.2% from the loss of $264,383 over the same period last year. A significant factor in the decrease of the loss from operations was a decrease in operating expense of $368,549-(10.7%). Management continues to focus on reducing operating expenses through a variety of measures.

The decrease in other income of $448,602 for the six (6) months ended June 30, 1999 versus the same period last year was largely the result of the Company selling 126 acres of surplus land on Collamer Road in Onondaga County to E.L. Management of Syracuse Corp. in the first quarter of 1998 for a net gain of $399,999. Edward Leffler, who at the time of the sale was a Director of the Company, is the sole shareholder of E.L. Management of Syracuse Corp.

Wagering on live racing for the six (6) months ended June 30, 1999 decreased an average of $6,844 per day. While the average daily attendance is down by 9.3%, the per capita average on-track wagering is 3.6% above last year's level. Total wagering on harness and thoroughbred simulcasting during the six (6) months ended June 30, 1999 decreased by $1,464,596 (16.8%) over the same period in 1998.

Management continues to take action and explore its options to raise operating capital and to improve the Company's financial condition which include the following:

     a. Applying to local governmental agencies for grants (some of which have been approved);

     b. Increasing the number of events using the facility; and

     c. Eliminating various expenditures.

In addition, during the second quarter of 1999, the Company commenced a private placement of its common stock. Pursuant to the private placement, the Company plans to raise a minimum of $100,000 and a maximum of $1,500,000 of equity capital by issuing 150,000 of its shares of common stock at $10.00 per share. The proceeds will be used to provide needed working capital, fund capital improvements including roof repair, debt retirement and necessary funds for promotion and advertising of the facility.

As of the end of the second quarter, subscriptions totaling $60,000 had been received and placed in escrow pending the receipt of additional subscriptions to achieve $100,000.

Subsequent to the end of the second quarter, the Company entered into a Stock Purchase Agreement with John J. Signorelli, Dominic A. Giambona, and Wesley E. Wendt, Sr. (the "Purchasers") to subscribe for the balance of shares available in the private placement. In addition, the Purchasers will be granted Warrants to purchase an additional 150,000 to 175,000 shares of common stock at $10.00 per share. The Warrants must be exercised by November 15, 2000.

Closing on the Stock Purchase Agreement is subject to several contingencies. There can be no assurance that the contingencies will be satisfied and the balance of the shares will be purchased pursuant to the Stock Purchase Agreement.

If the closing on the Stock Purchase Agreement occurs, the Company will receive $1,500,000 in new capital which will substantially improve the financial condition of the Company.

The Company's Board of Directors approved a Year 2000 compliance action plan in December 1998. The Company expects to complete the plan prior to the end of 1999. The cost of making the Company Year 2000 compliant is anticipated to be less than $20,000 and is not considered material to the Company. The Company does not have a contingency plan because it fully expects to be Year 2000 compliant without material additional work required of it or its vendors.

LIQUIDITY AND CAPITAL RESOURCES

In 1999, the funding of business operations and capital requirements will be substantially sourced from existing cash, anticipated private placement of its common stock and expected grants from local governmental agencies. The Company's current ratio at June 30, 1999 was approximately 1.3 to 1.

                   B. CAPITALIZATION AND SHAREHOLDERS' EQUITY


                            MID-STATE RACEWAY, INC.

                                 BALANCE SHEET

                      JUNE 30, 1999 AND DECEMBER 31, 1998


                                                        June 30,    December 31,
                                                          1999          1998
                                                      -----------   ------------
                           ASSETS

CURRENT ASSETS
   Cash ............................................  $   671,318    $   437,241
   Cash restricted for purses, capital improvements
      and uncashed winning tickets .................       75,889         87,478
   Grant receivable ................................            0        122,750
   Accounts receivable, net of allowance for
      doubtful accounts of $22,000 in 1999 and 1998.      166,648        373,854
   Other current assets ............................      183,077        252,877
                                                      -----------    -----------
                     Total current assets ..........    1,096,932      1,274,200

PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment ................   12,896,711     12,718,605
   Other Properties ................................      121,671        121,671
                                                      -----------    -----------
                                                       13,018,382     12,840,276
   Less accumulated depreciation ...................   11,085,747     11,002,314
                                                      -----------    -----------
                                                        1,932,635      1,837,962
OTHER ASSETS .......................................       41,457         77,606
                                                      $ 3,071,024    $ 3,189,768
                                                      ===========    ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses ...........  $   691,251   $    482,768
   Current portion of real estate taxes payable ....       36,000         72,000
   Uncashed winning tickets ........................        8,531         59,258
   Retention for capital improvements ..............       37,962         20,788
                                                      -----------    -----------
                     Total current liabilities .....      773,744        634,814

REAL ESTATE TAXES PAYABLE, LESS CURRENT PORTION ....      102,000        102,000

MORTGAGE PAYABLE ...................................    1,000,000      1,000,000

DEFERRED RETIREMENT BENEFITS .......................    1,013,861      1,013,861

SHAREHOLDERS' EQUITY
   Common stock, par value $0.10 per share,
     authorized 10,000,000 shares; issued and
     outstanding 250,386 shares ....................       25,039         25,039
   Additional paid-in-capital ......................      225,347        225,347
   Retained earnings (deficit) .....................      (68,967)       188,707
                                                      -----------    -----------
                     Total shareholders' equity ....      181,419        439,093
                                                      -----------    -----------
                                                      $ 3,071,024    $ 3,189,768
                                                      ===========    ===========

                          PART II -- OTHER INFORMATION

ITEM 1 THROUGH 5 -- Not applicable

ITEM 6 -- Exhibits and Reports on Form 8-K

     Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1999.

ITEM 7 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Company held its Annual Meeting of the Shareholders on June 25, 1999 for the purposes of electing four (4) persons to the Company's Board of Directors until the Company's 2002 Annual Meeting of the Shareholders and to transact such other business as may properly come before the Meeting. Proxies were not solicited from the Shareholders.

     Following is a listing of the Directors of the Company after the election noted above and the expiration of their term as a Director:


                Year 2000 Annual Meeting
                ------------------------
                     Abe Acee, Jr.
                     Justice M. Cheney
                     Thomas M. Hunter

                Year 2001 Annual Meeting
                ------------------------
                     Patrick Bombardo
                     Gwen K. Bennett
                     Paul V. Noyes
                     James J. Moran

                Year 2002 Annual Meeting
                ------------------------
                     Edward A. Kiley
                     Jeremiah Law
                     Dr. Robert Legler, DVM
                     Wesley E. Wendt, Sr.

     No other business was transacted at the Meeting.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MID-STATE RACEWAY, INC.


Date: 07/28/99                            /s/  JUSTICE M. CHENEY
                                          --------------------------------------
                                               Justice M. Cheney, President &
                                               Chief Executive Officer


Date: 07/28/99                           /s/  JAMES R. WISE
                                         ---------------------------------------
                                              James R. Wise, Treasurer and
                                              Principal Financial and
                                              Accounting Officer