Form 10-Q
period 1999-09-30
MID STATE RACEWAY INC
filed 1999-11-19
CIK 65914

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


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                         Commision File Number -- 0-1607


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


            Class                              Outstanding at September 30, 1999
-----------------------------                  ---------------------------------
Common Stock, $0.10 par value                                250,386

================================================================================


A. SUMMARY OF FINANCIAL INFORMATION

                            MID-STATE RACEWAY, INC.

                          PROFIT AND LOSS INFORMATION

                                                    Three Months                    Nine Months
                                                       Ended                           Ended
                                            ------------------------------  -------------------------------      Year Ended
                                            Sept. 30, 1999  Sept. 30, 1998  Sept. 30, 1999   Sept. 30, 1998   December 31, 1998
                                            55 Racing Days  52 Racing Days  104 Racing Days  102 Racing Days   122 Racing Days
                                            --------------  --------------  --------------------------------  -----------------
Operating Revenue ........................    $1,953,047      $1,940,421      $4,830,005       $4,921,545        $6,502,987
Operating Expense ........................     2,609,162       2,348,755       5,683,872        5,792,014         7,301,521
                                              ----------      ----------      ----------       ----------        ----------
Income (Loss) from Operations ............      (656,115)       (408,334)       (853,867)        (870,469)         (798,534)
                                              ----------      ----------      ----------       ----------        ----------

Other Income:
   Commissions for Capital Improvements ..           $0                0               0                0            86,330
   Investment income (loss) ..............       (35,291)        (33,958)        (95,213)         (45,278)          (20,603)
   Aid from state and local governments ..             0               0               0                0           372,750
   Gain on sale of land ..................             0               0               0          399,999           399,999
   Gain on sale of other assets ..........             0               0               0                0            73,500
                                              ----------      ----------      ----------       ----------        ----------
      Total other income .................       (35,291         (33,958         (95,213          354,721           911,976
                                              ----------      ----------      ----------       ----------        ----------
Loss before provision for
   Taxes on income .......................      (691,406        (442,292        (949,080         (515,748           113,442
                                              ----------      ----------      ----------       ----------        ----------
Provision (Credit) for Taxes
   on income .............................             0               0               0                0               404
                                              ----------      ----------      ----------       ----------        ----------
NET INCOME (LOSS) ........................     ($691,406)      ($442,292)      ($949,080)       ($515,748)         $113,038
                                              ==========      ==========      ==========       ==========        ==========
Loss per weighted average shares
  outstanding ............................        ($2.76)         ($1.77)         ($3.79)          ($2.06)            $0.45
                                              ==========      ==========      ==========       ==========        ==========

Cash dividend per share ..................         $0.00           $0.00           $0.00            $0.00             $0.00
                                              ==========      ==========      ==========       ==========        ==========

                            MID-STATE RACEWAY, INC.

                             STATEMENT OF CASH FLOW



                                                     For the Nine     For the
                                                     Months Ended    Year Ended
                                                     September 30,  December 31,
Increase (Decrease) in Cash                              1999          1998
                                                     ------------   ------------
Cash Flows from Operating Activities:

   Net income (loss) ...............................  ($ 949,080)   $   113,038

   Adjustments to reconcile net income (loss)
   to cash used in operating activities:
      Depreciation .................................     125,150        197,667
      Allowance for doubtful accounts ..............           0         15,000
      Gain on sale of other assets .................           0        (73,500)
      Loss on sale/disposal of equipment ...........           0         14,596
      Gain on sale of land .........................           0       (399,999)
   Changes in:
      Restricted cash ..............................     (61,894)       (25,268)
      Accounts and grants receivable ...............     305,004       (324,588)
      Other current assets .........................      39,592       (231,137)
      Other assets .................................      36,149        (20,703)
      Real estate taxes payable ....................     (54,000)       174,000
      Accounts payable .............................     618,961       (545,529)
      Uncashed winning tickets .....................     (50,767)        (2,952)
      Retention for capital improvements ...........      56,105         20,788
                                                       ---------    -----------
Net cash provided by (used in) operating activities.      65,220     (1,088,587)
                                                       ---------    -----------
Cash Flows from Investing Activities:
   Proceeds from sale of other assets ..............           0        122,500
   Proceeds from sale of equipment .................           0            501
   Proceeds from sale of land ......................           0        400,000
   Purchase of properties and equipment ............    (280,688)      (193,170)
                                                       ---------    -----------
Net cash provided by (used in) investing activities.    (280,688)       329,831
                                                       ---------    -----------
Cash Flows from Financing Activities:

   Proceeds from mortgage loan .....................     250,000      1,000,000
                                                       ---------    -----------
Net cash provided by financing activities ..........     250,000      1,000,000
                                                       ---------    -----------
Net change in cash .................................      34,532        241,244
Cash, beginning of period ..........................     437,241        195,997
                                                       ---------    -----------
Cash, end of period ................................   $ 471,773    $   437,241
                                                       =========    ===========

               MANAGEMENT ANALYSES OF PROFIT AND LOSS INFORMATION

The Company's net loss from operations of $853,867 for the nine (9) months ended September 30, 1999 represents a decrease of $16,602 over the same period last year. A significant factor in the decrease of operating revenue of $91,540 was the decrease in revenue from concerts in 1999. Only two (2) major concerts were held during the nine (9) months ended September 30, 1999 versus four (4) major concerts during the same period last year. Operating expenses decreased by $108,142 compared to the same period last year as management continues to focus on reducing operating expenses through a variety of measures.

The decrease in other income of $449,934 for the nine (9) months ended September 30, 1999 versus the same period last year was largely the result of the Company selling 126 acres of surplus land on Collamer Road in Onondaga County to E.L. Management of Syracuse Corp. in the first quarter of 1998 for a net gain of $399,999. Edward Leffler, who at the time of the sale was a Director of the Company, is the sole shareholder of E.L. Management of Syracuse Corp.

Wagering on live racing for the nine (9) months ended September 30, 1999 decreased an average of $8,444 per racing program. While the average daily attendance is down by 15%, the per capita on-track wagering is 3.1% above last year's level. Total wagering on harness and thoroughbred simulcasting during the nine (9) months ended ended September 30, 1999 decreased by $2,095,576 (16.2%) over the same period in 1998.

Management continues to take action and explore its options to raise operating capital and to improve the Company's financial condition which include the following:

     a. Applying to local governmental agencies for grants (some of which have been approved);

     b.   Increasing the number of events using the facility;

     c.   Taking over the food and beverage concessions; and

     d.   Eliminating various expenditures.

Subsequent to the end of the third quarter, the Company has completed a Private Placement Offering of 150,000 shares of its common stock at $10 per share to an investor group comprised of John J. Signorelli, Dominic A. Giambona, Wesley E. Wendt, Sr. and others. The investment gives the investment group ownership of approximately 1/3 of the Company's outstanding shares. In addition to the stock purchase, Messrs. Signorelli, Giambona and Wendt have been given an option to purchase an additional 150,000 to 175,000 shares at $10 per share which, if exercised, would give them majority interest in the outstanding shares of the Company. The proceeds from the Private Placement Offering will be used to provide needed working capital; fund capital improvements including reconfiguration of the racing oval, roof repair, debt retirement; and necessary funds for promotion and advertising of the facility.

At a Board of Directors' Meeting on September 8, 1999, several changes were made to the management of the Company. Messrs. Signorelli and Giambona were elected Directors of the Company. Mr. Wendt is an existing Director of the Company. Also on September 8, 1999, Mrs. Gwen K. Bennett resigned as a Director of the Company. Also, Mr. Signorelli was elected President & CEO of the Company and Mr. Giambona was elected Vice President. The former President & CEO, Justice M. Cheney, who has run the Company's day-to-day operations since December, 1997, remains a Director and will continue as Vice President and General Manager of the Company. Mr. James R. Wise remains Treasurer of the Company. Paul V. Noyes, who is a member of the investment group, was elected Secretary of the Company and is also a Director of the Company. The former Secretary, James J. Moran, remains a Director of the Company and is Publicity/Public Relations Director and Track Announcer.

         MANAGEMENT ANALYSES OF PROFIT AND LOSS INFORMATION, Continued



The new management team plans, over time, to make Vernon Downs into one of the premier settings for the presentation of harness racing, not only in New York State, but throughout the country. Immediate plans call for the conversion of Vernon Downs 3/4 mile racing oval into a 7/8ths mile track, and the return of major stakes competitions to complement New York sire stakes events.

The Company has settled a claim against the Company made by the Trustee of the Bennett Funding Group, Inc. and related companies' bankruptcy to recover payments made to the Company during the years 1992-1996. The parties have agreed to settle the bankruptcy estate's claim against the Company for the issuance of 38,000 shares of the common stock of the Company.

The Company's Board of Directors approved a Year 2000 compliance action plan in December ,1998. The Company expects to complete the plan prior to the end of 1999. The cost of making the Company Year 2000 compliant is anticipated to be less than $20,000 and is not considered material to the Company. The Company does not have a contingency plan because it fully expects to be year 2000 compliant without material additional work required of it or its vendors.


LIQUIDITY AND CAPITAL RESOURCES

In 1999, the funding of business operations and capital requirements will be substantially sourced from existing cash, the Private Placement Offering of its common stock, mortgage loan modifications and expected grants from local governmental agencies. The Company's current ratio at September 30, 1999 was approximately .9 to 1.


B. CAPITALIZATION AND SHAREHOLDERS' EQUITY


                                      MID-STATE RACEWAY, INC.

                                           BALANCE SHEET

                              September 30, 1999 and December 31, 1998

                                                                     September 30,     December 31,
                           ASSETS                                        1999             1998
                                                                      -----------      -----------
CURRENT ASSETS
   Cash .........................................................     $   471,773      $   437,241
   Cash restricted for purses, capital improvements
     and uncashed winning tickets ...............................         149,372           87,478
   Grant receivable .............................................               0          122,750
   Accounts receivable, net of allowance for doubtful
      accounts of $22,000 in 1999 and 1998 ......................         191,600          373,854
   Other current assets .........................................         213,285          252,877
                                                                      -----------      -----------
         Total current assets ...................................       1,026,030        1,274,200

PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment .............................      12,999,293       12,718,605
   Other Properties .............................................         121,671          121,671
                                                                      -----------      -----------
                                                                       13,120,964       12,840,276
   Less accumulated depreciation ................................      11,127,464       11,002,314
                                                                      -----------      -----------
                                                                        1,993,500        1,837,962
OTHER ASSETS ....................................................          41,457           77,606
                                                                      -----------      -----------
                                                                      $ 3,060,987      $ 3,189,768
                                                                      ===========      ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses ........................     $ 1,101,729      $   482,768
   Current portion of real estate taxes payable .................          18,000           72,000
   Uncashed winning tickets .....................................           8,491           59,258
   Retention for capital improvements ...........................          76,893           20,788
                                                                      -----------      -----------
         Total current liabilities ..............................       1,205,113          634,814

REAL ESTATE TAXES PAYABLE, LESS CURRENT PORTION .................         102,000          102,000

MORTGAGE PAYABLE ................................................       1,250,000        1,000,000

DEFERRED RETIREMENT BENEFITS ....................................       1,013,861        1,013,861

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $0.10 per share, authorized
    10,000,000 shares; issued and outstanding 250,386 shares ....          25,039           25,039
   Additional paid-in-capital ...................................         225,347          225,347
   Retained earnings (deficit) ..................................        (760,373)         188,707
                                                                      -----------      -----------
                  Total shareholders' equity (deficit) ..........        (509,987)         439,093
                                                                      -----------      -----------
                                                                      $ 3,060,987      $ 3,189,768
                                                                      ===========      ===========

                          PART II -- OTHER INFORMATION



ITEM 1 THROUGH 5 -- NOT APPLICABLE


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MID-STATE RACEWAY, INC.


Date: 11/15/99                            /S/ JOHN J. SIGNORELLI
                                          --------------------------------------
                                          John J. Signorelli,  President &
                                          Chief Executive Officer


Date: 11/15/99                            /S/ JAMES R. WISE
                                          --------------------------------------
                                          James R. Wise, Treasurer and Principal
                                          Financial and Accounting Officer