Form 10-K
period 1999-12-31
MID STATE RACEWAY INC
filed 2000-08-28
CIK 65914

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


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


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

          $2,988,670.50                                   Class
                                                          ------
                                                COMMON STOCK $.10 PAR VALUE

                                                Outstanding at July 1, 2000
                                                       442,766 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

  None.

================================================================================

The total number of pages in this report is 39

                                TABLE OF CONTENTS

                         FORM 10-K ANNUAL REPORT -- 1999

                             MID-STATE RACEWAY, INC.

PART I                                                                    Page
                                                                          ----
  Item 1.  Business ...................................................    1

  Item 2.  Properties .................................................    2

  Item 3.  Legal Proceedings ..........................................    2

  Item 4.  Submission of Matters to a vote of Security Holders ........    3

PART II

  Item 5.  Market for the Registrant's Common Stock and Related
             Security Holder Matters ..................................    3

  Item 6.  Selected Financial Data ....................................    5

  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................    6

  Item 8.  Financial Statements .......................................   10

  Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ......................   23

PART III

 Item 10.  Directors and Executive Officers of the Registrant .........   23

 Item 11.  Executive Compensation .....................................   27

 Item 12.  Security Ownership of Certain Beneficial Owners
             and Management ...........................................   27

 Item 13.  Certain Relationships and Related Transactions .............   27

PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ..............................................   28


EXHIBITS


November 12, 1999 Current Report pursuant to Section 13 of 15(d)
  of the Securities and Exchange Act of 1934 (Form 8-K)................Exhibit A

                                     PART I

Item 1. Business.

Mid-State Raceway, Inc., known as Vernon Downs, in Vernon, New York, is licensed under and subject to the regulations of Pari-Mutuel Revenue Law and supervision of the New York State Racing and Wagering Board to conduct harness racing at its track and to simulcast racing from other tracks.

During 1999, the Company was engaged in the business of harness racing. In 2000, the Company acquired the Comfort Suites Hotel which is located adjacent to the track.

The Company intends to be a leading participant in the harness racing industry by making its races attractive to off-track betting and simulcasting venues throughout the country. This will be accomplished through expanding the track from a 3/4-mile oval with a 1/4-mile chute to a 7/8-mile oval, drawing higher quality horses to the facility and establishing a program to make the track more attractive to high roller bettors. The program will utilize the Comfort Suites Hotel along with a betting point system to attract high rollers to bet on its races. The Company also plans to reorganize its wagering programs in an innovative and exciting manner to attract additional wagering. Currently, approximately one-third of the fifteen billion dollars a year wagered on horse racing is wagered in New York State, either at race tracks or simulcast facilities. Management believes that the Company can capture a greater portion of this betting.

The Company is planning to focus its efforts in the year 2000 on developing a hospitality company on its grounds to accommodate both gaming and other forms of entertainment for wagering, junkets and special events hosted and promoted by the Company.

Generally, Mid-State Raceway is not in competition with other harness racing tracks in New York State for live racing patrons. A thoroughbred race track, which conducts a day-time racing meet, is located about 110 miles from Vernon, New York, and competes to some extent for the Vernon Downs customers primarily on weekend dates. The Company continues to compete with off-track wagering on thoroughbred and harness racing and to compete with the New York State Lottery and the Oneida Indian Nation's Turning Stone Casino, approximately 7 miles away in Verona, New York.

The Company's Board of Directors approved a year 2000 compliance action plan on December 15,1998. The Company completed the plan prior to December 31, 1999. The cost of making the Company year 2000 compliant was less than $25,000 and was not material.

The Company employed 177 persons during the fiscal year.

Item 2. Properties.

The Racing Plant is located in Vernon, Oneida County, New York. Since the opening of the plant and related facilities in 1953, the Company has maintained a policy of continuously improving and modernizing its facilities. In the period ended December 31, 1999, $505,042 was expended for equipment and renovations to the plant.

The plant can accommodate approximately 14,000 patrons, which includes seating for 2,000 in the Grandstand and 1,700 in the Clubhouse. There are parking facilities for approximately 5,900 automobiles.

In June of 2000, the Company completed construction of an expanded 7/8 mile oval stone dust track which is comparable with tracks located in major metropolitan areas. Previously the track was a 3/4 mile oval stone dust track with a 1/4 mile chute and a passing lane running from the last turn to the finish line. The chute and passing lane have been eliminated. The track is illuminated by a metal-halide and quartz lighting system. Most races are for a distance of one mile. The stables accommodate approximately 1,000 horses and are located adjacent to three exercise tracks and the main track. Major improvements were made to the Company's simulcast dining and wagering areas in preparation for the 2000 season.

Item 3.  Legal Proceedings.

(a) In 1999, the Company settled a lawsuit brought by Richard C. Breeden, Trustee of the Bennett Funding Group, Inc., bankruptcy, where the Trustee claimed that approximately $1,200,000.00 of corporate sponsorships previously paid to the Company were fraudulent transfers. The suit was settled in 1999 for payment to the Trustee of 38,000 shares of the Company's stock.

(b) Jerome Wilson, Frank White, Sr., and Robert Jaquint, former Officers of the Company, commenced an action against the Company alleging breach of contract and fiduciary duty for the Company's decision to eliminate its Supplemental Retirement Benefit Plan (the "Plan") in March of 1998. Messrs. Wilson, White and Jaquint are the primary beneficiaries of the Plan which was established in 1977 as a supplemental retirement plan for Officers and Directors of the Company. The suit was settled by the Company for payment of a total of 4,380 shares of the Company's Stock.

(c) The Company is a defendant in several litigation matters involving its operations. Management believes that liabilities resulting from these lawsuits, if any, will be immaterial or covered by insurance policies.

Item 4.  Submission of Matters to a Vote of Securities Holders.

The annual meeting of the shareholders of the Company was held on June 25, 1999. At the meeting, four directors were elected to three-year terms that will expire in the year 2002. The four directors were Edward A. Kiley, Jeremiah Law, Robert Legler, DVM and Wesley E. Wendt, Sr.

The voting tabulation for the election of directors was as follows:

                                      For             Abstain
                                    -------           -------
         Edward A. Kiley            144,190              428
         Jeremiah Law               142,776            1,842
         Robert Legler, DVM         143,642              976
         Wesley E. Wendt, Sr.       143,686              932


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

(a)      Price Range of Stock

         The Company's common stock trades on the market over-the-counter under the symbol "MRWYE.OB".

         The following table shows the high and low bid prices for the quarters indicated for the Company's common stock in the over-the-counter market for the calendar quarters indicated. The prices are based upon reported quotes only, as the stock is not listed or reported by NASDAQ. The quotations may not necessarily represent actual transactions and do not necessarily reflect retail mark-up, mark-down or commission.

                                                      Bid Prices
                                             ----------------------------
                                             Year Ended December 31, 1999
                                             ----------------------------
                                                  Low           High
                                                ------        -------
             Quarter Ended March 31             $ 6.00        $  7.00

             Quarter Ended June 30              $ 7.00        $  7.00

             Quarter Ended September 30         $ 6.75        $ 12.00

             Quarter Ended December 31          $ 6.75        $  6.75

                                                      Bid Prices
                                             ----------------------------
                                             Year Ended December 31, 1998
                                             ----------------------------
                                                  Low           High
                                                ------        -------
             Quarter Ended March 31             $ 5.00        $ 5.00

             Quarter Ended June 30              $ 5.00        $ 5.00

             Quarter Ended September 30         $ 5.00        $ 5.00

             Quarter Ended December 31          $ 5.00        $ 5.00



(b)      Approximate Number of Equity Security Holders

             Title of Class                     Number of Record Holders
             --------------                     ------------------------
             Common Stock, $.10                            540
             par value per share

(c)      Dividends

         There were no dividends paid during the years ended December 31, 1999 and 1998.

         There are no restrictions on the payment of dividends on the Company's common stock. Future payment of dividends will be within the discretion of the Company's Board of Directors and will depend on earnings, capital requirements and the operating and financial condition of the Company.

Item 6.  Selected Financial Data.


                                                                                                           9 Months
                                                                  Years Ended December 31,                  Ended
                                                  -----------------------------------------------------   December 31,
                                                     1999          1998           1997         1996          1995
                                                  -----------   -----------   -----------   -----------   -----------
OPERATING RESULTS
Number of racing days                                     114           122            77           115           122
Operating revenues:
Pari-mutuel commissions and breakage              $ 6,014,277   $ 6,570,523   $ 5,626,308   $ 7,050,079   $ 7,121,567
                                                  -----------   -----------   -----------   -----------   -----------
Less payments to New York State                       266,508       265,102       231,965       297,001       219,317
Breeders' Fund                                        185,167       220,886       180,167       238,859       271,316
Purses                                                123,131       144,035       106,323       188,888       223,586
                                                  -----------   -----------   -----------   -----------   -----------
                                                      574,806       630,023       518,455       724,748       786,219
                                                  -----------   -----------   -----------   -----------   -----------
Net pari-mutual commissions and breakage            5,439,471     5,940,500     5,107,853     6,325,331     6,335,348
Admissions                                             68,843        70,925        61,740        92,655       123,522
Concessions and other revenues                        486,651       488,337       211,734       311,094       679,410
                                                  -----------   -----------   -----------   -----------   -----------
  Total operating revenues                          5,994,965     6,499,762     5,381,327     6,729,080     7,138,280
                                                  -----------   -----------   -----------   -----------   -----------
Operating expenses:
  Purses                                            1,992,214     1,886,450     1,298,244     2,259,038     2,378,086
  Other                                             5,081,606     5,335,835     4,694,672     5,880,547     5,223,229
                                                  -----------   -----------   -----------   -----------   -----------
  Total operating expenses                          7,073,820     7,222,285     5,992,916     8,139,585     7,601,315
                                                  -----------   -----------   -----------   -----------   -----------
  Loss from operations                             (1,078,855)     (722,523)     (611,589)   (1,410,505)     (463,035)
                                                  -----------   -----------   -----------   -----------   -----------
Other income (loss):
  Commissions for capital improvements                   --          86,330        81,952       146,224       140,985
  Investment income (loss)                              6,598       (17,378)      (21,470)        6,367        31,434
  Interest Expense                                   (146,708)      (79,236)         --            --            --
  Settlement of Lawsuit                              (380,000)         --            --            --            --
  Aid from state and local governments                233,751       372,750          --            --            --
  Gain on sale of land                                   --         399,999          --            --            --
  Gain on sale of other assets                           --          73,500          --            --            --
                                                  -----------   -----------   -----------   -----------   -----------
  Total other income (loss)                          (286,359)      835,965        60,482       152,591       172,419
                                                  -----------   -----------   -----------   -----------   -----------
  (Loss) before taxes on income                    (1,365,214)      113,442      (551,107)   (1,257,914)     (290,616)
Provision for taxes on income                           3,753           404      (329,758)      103,524        18,163
                                                  -----------   -----------   -----------   -----------   -----------
  NET (LOSS) INCOME                               $(1,368,967)  $   113,038   $  (880,865)  $(1,361,438)  $  (308,779)
                                                  ===========   ===========   ===========   ===========   ===========

Per share of common stock:
  Net (loss) income*                                   ($4.89)       $ 0.45       ($ 3.52)      ($ 5.44)     ($  1.23)
  Cash dividends                                  $      0.00        $ 0.00        $ 0.00        $ 0.00       $  0.00
  Shareholders' equity                               ( $3.25)        $ 1.75        $ 1.30        $ 4.82       $ 10.26

*Based on weighted average shares outstanding

FINANCIAL CONDITION
Current assets                                      2,206,442     1,274,200       466,963       694,165     1,228,020
Marketable securities - due after 1 year                 --            --            --          89,100       270,770
Net property, plant and equipment                   2,151,020     1,837,962     1,857,557     2,066,520     1,933,496
Other assets                                           29,265        77,606       105,903       454,062       576,462
                                                  -----------   -----------   -----------   -----------   -----------
                                                    4,386,727     3,189,768     2,430,423     3,303,847     4,008,748
                                                  ===========   ===========   ===========   ===========   ===========
Current liabilities                                 1,183,734       634,814     1,090,507     1,186,621       508,558
Non-current liabilities                             2,293,861     2,115,861     1,013,861       908,011       929,731
Shareholders' equity                                  909,132       439,093       326,055    1, 209,215     2,570,459
                                                  -----------   -----------   -----------   -----------   -----------
                                                    4,386,727     3,189,768     2,430,423     3,303,847     4,008,748
                                                  ===========   ===========   ===========   ===========   ===========


Item 7.   Management's Discussion and Analysis.

Results of Operations

Year Ended December 31, 1999 as Compared to Year Ended December 31, 1998

During the year ended December 1999, operating revenues decreased by $504,797, as compared with the year ended December 31, 1998. A substantial portion of the decreased operating revenues was due to eight less live racing days during the 1999 racing season and a substantial drop in commissions and breakage from wagering at the Comfort Suites Hotel, located on the Company's track property.

The Company operates a mutuel operation in the hotel, which provided net pari-mutuel commissions and breakage from wagering in the approximate amount of $450,000 during 1999 which is down from $1,060,000 during 1998. The Company gained control of the hotel in May of 2000 and as a result thereof expects a substantial increase in commissions and breakage from the hotel in 2000 due to planned capital improvements, improved service and establishment of a program to attract high rollers to the hotel. Net corporate sponsorship of racing events decreased $4,886 from the previous racing season.

The current year operating expenses decreased $148,465 compared to the year ended December 31, 1998. The principal cause for the decrease was the decrease in the number of live racing days from 122 to 114.

The Company incurred a $380,000 charge in connection with the settlement of a lawsuit commenced by Richard C. Breeden, Trustee of the Bennett Funding Group, Inc. and other related entities to recover payments of approximately $1,200,000.00 made to the Company from Bennett Funding Group and related entities between June 30, 1990 and January 26, 1996. That law suit was settled in 1999 by the transfer of 38,000 shares of the Company's common stock to the Trustee which were valued at $10 a share.

The Company's simulcast operations continued to offer a variety of racing from over 51 different harness and thoroughbred tracks from around the country and internationally during the year ended December 31, 1999. While the simulcast operation operates at a profitable margin, the revenues are not sufficient to cover the losses experienced through live racing.

Track management plans to substantially increase its core businesses of simulcasting and live racing by expanding the track to 7/8ths mile. This will make racing at the track more attractive to on track bettors and bettors from other locations. The expanded track will also draw higher quality horses to the facility which will in turn increase betting handle at the track. Management has established a program to utilize the Comfort Suites Hotel along with a betting points system to attract high rollers to its facilities on a regular basis. Management also has extensive plans to utilize its facilities to sponsor and promote special events.

The Company was fully year 2000 compliant prior to the end of 1999 and experienced no year 2000 problems. The maximum cost to the Company of year 2000 compliance was less than $25,000. The Company does not have a contingency plan because it fully expected to be year 2000 compliant without material additional work required of it or its vendors.

Statistical Comparison:

12 Months Ended December 31, 1999 vs. 12 Months Ended December 31, 1998


                                          Twelve Months Ended
                                             December 31,
                                    ------------------------------         INCREASE
                                        1999              1998            (DECREASE)
                                    ------------      ------------      ------------
GROSS HANDLE:
  Live Harness                      $  7,036,061      $  8,230,547      $ (1,194,486)
  OTB & ITW                           10,625,173        12,266,211        (1,641,038)
  Thoroughbred Simulcast               4,696,240         4,619,987            76,253
  Harness Simulcast                    8,851,663        11,180,594        (2,328,931)
                                    ------------      ------------      ------------
                                    $ 31,209,137      $ 36,297,339      $ (5,088,202)

DAILY AVERAGE:
  Live Harness Handle               $     61,720      $     67,464      $     (5,744)
  OTB & ITW Handle                        93,203           100,543            (7,339)
  Attendance (155,279 in
    1999 & 183,949 in 1998)                1,362             1,508              (146)

LIVE RACING DAYS                             114               122                (8)


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

Subsequent Events

In March of 1998, a suit was brought against Mid-State Raceway, Inc. alleging Breach of Contract and Fiduciary Duty with respect to the Company's decision to eliminate its Supplemental Retirement Benefit Plan. Subsequent to year end, that suit was settled for the issuance of 4,380 shares of common stock to the remaining beneficiaries under the Plan. The settlement of the lawsuit will result in substantial income to the Company in the first quarter of 2000 due to the elimination of a liability in the amount of $1,013,861 for deferred retirement benefits in connection with the Supplemental Retirement Benefit Plan, which was terminated.

Expansion of the track to 7/8ths of a mile has been successfully completed. Betting handle has increased as a result of the expanded track and stables are now entering higher quality courses in races at the track.

The track took over effective control of the Comfort Suites Hotel in May of 2000. The Company is currently renovating the restaurant and betting room at the Hotel, and has plans to renovate the 7th floor of the Hotel to provide suites for high rollers who they expect to attract to the facility. It is anticipated that betting at the Hotel will substantially increase as a result of the planned improvements to the hotel.

High Mountain Associates claims it has a valid mortgage on the hotel property with a principal balance due of approximately $6,000,000. The Company disputes this claim because at the time the mortgage was given, the owner of the hotel did not own the underlying land for the hotel and accordingly, the mortgage is not a valid lien on the hotel land and building. The trustee in the Bennett bankruptcy also claims ownership of the hotel. Currently, the Company, the Trustee of the Bennett bankruptcy, and High Mountain are in negotiations regarding High Mountain's mortgage claim, and the Trustee's claim. No legal action has been brought by any party, and the Company is optimistic that the claims can be settled with Company paying fair market value for the hotel building, net of land and land improvements, in settlement of the Trustee's and High Mountain's claims.

Recent legislation in New York State allows Mid-State to institute a point system to reward its high roller bettors. The point system can be used to attract high rollers in much the same way casinos attract high rollers. The point system combined with renovations to the hotel and the planned high roller program is expected to substantially increase simulcasting and live racing revenues. Recent legislation also makes it unlikely that Batavia downs, a harness racing facility in Batavia, New York, which is about 150 miles from the Company's track, will re-open in the near future. This will likely increase attendance and handle at the track.

Liquidity and Capital Resources

In the first three quarters of 2000, funding of business operation and capital requirements for the Company will be substantially sourced from existing cash. The Company anticipates that it will borrow up to $4,000,000 in the fourth quarter of 2000 to fund ongoing capital improvements to the track and the hotel, provide working capital necessary to institute plan programs and events, and to replace the existing mortgages on the property totaling $1,250,000.

The Company's current ratio at December 31, 1999 was 1.86:1. The Company's current ratio at December 31, 1998 was 2.0:1.

In 1998 the Company obtained a mortgage loan in the amount of $1,000,000 from a private lender who is now a director of the Corporation. The loan bears interest at 12%, and is due on May 15, 2001. In 1999, the Company obtained an additional $250,000 mortgage loan from two Board Members, one of whom is an officer. The loan bears 12% interest, and is due and payable on May 15, 2001.

Item 8.  Financial Statements and Supplementary Data.

                                                  INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Mid-State Raceway, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Mid-State Raceway, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Raceway, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Albany, New York
June 6, 2000


                                                                  MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                                                             CONSOLIDATED BALANCE SHEETS
                                                                              DECEMBER 31, 1999 AND 1998
========================================================================================================

ASSETS                                                                           1999          1998
--------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                $  1,113,529     $   437,241
   Cash restricted for purses, capital improvements and
      uncashed winning tickets                                                   157,909          87,478
   Grant receivable                                                              233,751         122,750
   Other receivables, net of allowance for doubtful accounts of
      $112,000 in 1999 and $22,000 in 1998                                       339,864         373,854
   Investments                                                                   200,125              --
   Other current assets                                                          161,264         252,877
--------------------------------------------------------------------------------------------------------
                Total current assets                                           2,206,442       1,274,200
--------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment                                           13,223,647      12,718,605
   Other properties                                                              121,671         121,671
--------------------------------------------------------------------------------------------------------
                                                                              13,345,318      12,840,276
      Less accumulated depreciation                                           11,194,298      11,002,314
--------------------------------------------------------------------------------------------------------
                                                                               2,151,020       1,837,962
--------------------------------------------------------------------------------------------------------
OTHER ASSETS

   Other assets                                                                   29,265          77,606
--------------------------------------------------------------------------------------------------------
                                                                                  29,265          77,606
--------------------------------------------------------------------------------------------------------
                                                                              $4,386,727     $ 3,189,768
========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of real estate taxes payable                                $  72,000     $    72,000
   Accounts payable and accrued expenses                                         964,070         482,768
   Uncashed winning tickets                                                       63,392          59,258
   Retention for capital improvements                                             84,272          20,788
--------------------------------------------------------------------------------------------------------
                Total current liabilities                                      1,183,734         634,814
--------------------------------------------------------------------------------------------------------
REAL ESTATE TAXES PAYABLE, less current portion                                   30,000         102,000
--------------------------------------------------------------------------------------------------------
MORTGAGES PAYABLE                                                              1,250,000       1,000,000
--------------------------------------------------------------------------------------------------------
DEFERRED RETIREMENT BENEFITS (Note 15)                                         1,013,861       1,013,861
--------------------------------------------------------------------------------------------------------
CONTINGENCIES (Note 15)
--------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
   Common stock, par value $.10 per share;
      authorized 10,000,000 shares; issued and
      outstanding 438,386 shares in 1999, 250,386 in 1998                         43,839          25,039
   Additional paid-in capital                                                  2,041,547         225,347
   (Accumulated deficit) retained earnings                                    (1,180,260)        188,707
   Accumulated other comprehensive income                                          4,006              --
--------------------------------------------------------------------------------------------------------
                Total shareholders' equity                                       909,132         439,093
--------------------------------------------------------------------------------------------------------
                                                                            $  4,386,727     $ 3,189,768
========================================================================================================

                                                         See Notes to Consolidated Financial Statements.



                                                                                    MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                              YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
============================================================================================================================
                                                                  FOR THE YEAR           FOR THE YEAR          FOR THE YEAR
                                                                      ENDED                 ENDED                 ENDED
                                                                  DECEMBER 31,           DECEMBER 31,          DECEMBER 31,
                                                                      1999                   1998                  1997
                                                                (114 RACING DAYS)     (122 RACING DAYS)     (77 RACING DAYS)
----------------------------------------------------------------------------------------------------------------------------
Operating revenues:
   Net pari-mutuel commissions and breakage from wagering:
   Vernon Downs Harness                                          $  1,230,005            $ 1,454,373          $ 1,054,039
   Off-track betting (OTB) and inter-track wagering                 1,613,935              1,514,899            1,369,151
     (ITW)
   Simulcasting                                                     2,595,531              2,971,228            2,684,663
----------------------------------------------------------------------------------------------------------------------------
                                                                    5,439,471              5,940,500            5,107,853
   Admissions                                                          68,843                 70,925               61,740
   Concessions and special events                                     236,456                290,903              109,236
   Corporate sponsors                                                  27,500                 22,614                5,000
   Other revenues                                                     222,695                174,820               97,498
----------------------------------------------------------------------------------------------------------------------------
         Total operating revenues                                   5,994,965              6,499,762            5,381,327
----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Purses                                                           1,992,214              1,886,450            1,298,244
   Payroll                                                          1,524,236              1,484,055            1,240,253
   Taxes, other than income                                           401,921                386,807              384,469
   Outside services and rentals                                       209,434                563,342              381,483
   Utilities                                                          469,621                448,049              434,458
   Simulcasting expenses                                              994,934              1,010,918              999,772
   Depreciation                                                       191,984                197,667              233,356
   Bad debts                                                           91,586                 18,837                9,905
   Other expenses                                                   1,197,890              1,226,160            1,010,976
----------------------------------------------------------------------------------------------------------------------------
         Total operating expenses                                   7,073,820              7,222,285            5,992,916
----------------------------------------------------------------------------------------------------------------------------
Loss from operations                                               (1,078,855)              (722,523)            (611,589)
----------------------------------------------------------------------------------------------------------------------------
Other income (loss):
   Commissions for capital improvements                                    --                 86,330               81,952
   Aid from state and local governments                               233,751                372,750                   --
   Gain on sale of land                                                    --                399,999                   --
   Gain on sale of other assets                                            --                 73,500                   --
   Investment income (loss)                                             6,598                (17,378)             (21,470)
   Interest expense                                                  (146,708)               (79,236)                  --
   Settlement of lawsuit (Note 15)                                   (380,000)                    --                   --
----------------------------------------------------------------------------------------------------------------------------
         Total other income (loss)                                   (286,359)               835,965               60,482
----------------------------------------------------------------------------------------------------------------------------
(Loss) income before provision for federal and state
   income taxes                                                    (1,365,214)               113,442             (551,107)
----------------------------------------------------------------------------------------------------------------------------
Provision for federal and state income taxes:
   Currently payable                                                    3,753                    404                2,326
   Deferred                                                                --                     --              327,432
----------------------------------------------------------------------------------------------------------------------------
         Total provision for federal and state income                   3,753                    404              329,758
           taxes
----------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                 $(1,368,967)            $  113,038           $ (880,865)
============================================================================================================================
(Loss) income per common share - based on weighted
   average shares outstanding                                     $     (4.89)            $     0.45           $    (3.52)
============================================================================================================================
Cash dividends per share                                          $        --             $       --           $       --
============================================================================================================================

                                                                          See Notes to Consolidated Financial Statements.


                                                                                            MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                                                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                                     YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
===================================================================================================================================
                                                            COMMON STOCK                   ACCUMULATED   ACCUMULATED
                                                                                           ADDITIONAL     DEFICIT)/       OTHER
                                                       ISSUED AND OUTSTANDING   PAID-IN     RETAINED    COMPREHENSIVE
                                                         SHARES      AMOUNT     CAPITAL     EARNINGS       INCOME         TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1997                              250,386    $ 25,039  $  225,347  $    956,534      $  2,295   $ 1,459,601
-----------------------------------------------------------------------------------------------------------------------------------
Net loss for the year                                         --          --          --      (880,865)          --       (880,865)
Change in unrealized gain on securities available
  for sale                                                    --          --          --            --        (2,295)       (2,295)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                            250,386      25,039     225,347        75,669            --       326,055
Net income for the year and comprehensive income              --          --          --       113,038            --       113,038
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                            250,386      25,039     225,347       188,707            --       439,093
Comprehensive income (loss)
   Net loss for the year                                      --          --          --    (1,368,967)           --    (1,368,967)
   Unrealized gain on securities available for sale           --          --          --            --         4,006         4,006
      Total comprehensive income (loss)                       --          --          --    (1,368,967)        4,006    (1,364,961)
Issuance of common stock through private placement,
   net of issuance costs of $45,000                      150,000      15,000   1,440,000            --            --     1,455,000
Issuance of common stock for settlement of lawsuit
   (Note 15)                                              38,000       3,800     376,200            --            --       380,000
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                            438,386    $ 43,839  $2,041,547   $(1,180,260)     $  4,006   $   909,132
===================================================================================================================================

                                                                                    See Notes to Consolidated Financial Statements.


                                                                                           MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                    YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

===================================================================================================================================
                                                                              FOR THE YEAR        FOR THE YEAR       FOR THE YEAR
                                                                                 ENDED               ENDED              ENDED
                                                                              DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                                                                  1999                1998               1997
                                                                           (114 RACING DAYS)   (122 RACING DAYS)   (77 RACING DAYS)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                                            $(1,368,967)      $    113,038         $(880,865)
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Settlement of lawsuit                                                       380,000                 --                --
       Depreciation                                                                191,984            197,667           233,382
       Deferred income taxes                                                            --                 --           327,432
       Allowance for (recoveries of) doubtful accounts                              90,000             15,000           (23,000)
       Gain on sale of other assets                                                     --            (73,500)           (4,769)
       Loss on sale/disposal of equipment                                               --             14,596             1,431
       Gain on sale of land                                                             --           (399,999)               --
       Changes in:
          Restricted cash                                                          (70,431)           (25,268)          128,332
          Accounts and grants receivable                                          (167,011)          (324,588)           39,880
          Prepaid expenses                                                          91,613           (231,137)           27,371
          Other assets                                                              48,341            (20,703)           22,257
          Real estate taxes payable                                                (72,000)           174,000                --
          Accounts payable                                                         481,302           (545,529)          146,413
          Purse funds                                                                   --                 --          (103,210)
          Uncashed winning tickets                                                   4,134             (2,952)          (25,122)
          Retention for capital improvements                                        63,484             20,788                --
          Deferred retirement benefits                                                  --                 --            (1,715)
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                                (327,551)        (1,088,587)         (112,183)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and sales of available-for-
     sale investment securities                                                         --                 --           104,093
  Purchase of available-for-sale investment securities                            (196,119)                --                --
  Proceeds from sale of other assets                                                    --            122,500                --
  Proceeds from sale of equipment                                                       --                501             1,200
  Proceeds from sale of land                                                            --            400,000                --
  Purchase of properties and equipment                                            (505,042)          (193,170)          (33,654)
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities                  (701,161)           329,831            71,639
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgage loan                                                      250,000          1,000,000                --
  Net proceeds from sale of stock                                                1,455,000                 --                --
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                           1,705,000          1,000,000                --
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                    676,288            241,244           (40,544)
Cash at beginning of year                                                          437,241            195,997           236,541
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                            $ 1,113,529       $    437,241         $ 195,997
===================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Cash paid during the year for:
      Interest                                                                 $   137,958       $    120,000         $       --
      Income taxes                                                             $        --       $        712         $    2,353
===================================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
     Equipment returned upon termination of capital
        lease agreement                                                        $        --       $         --         $    6,630
===================================================================================================================================

                                                                                    See Notes to Consolidated Financial Statements.

                                         MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF OPERATIONS:

         Mid-State Raceway, Inc. ("MSR"), known as Vernon Downs, operates a harness racing track in Vernon, New York. MSR is licensed by the New York State Racing and Wagering Board to conduct live harness racing at its track and to simulcast racing from other tracks. Such licenses are subject to annual renewal.

         Mid-State Development Corporation ("MSD"), formerly known as Mid-Year Sales, Inc., is a wholly owned subsidiary of MSR. Beginning in October 1999, MSD operated concessions at the harness racing track owned by MSR. Prior to 1999, MSD was an inactive company.

       PRINCIPLES OF CONSOLIDATION:

         The accompanying 1999 consolidated financial statements include the accounts of MSR and MSD. All significant intercompany accounts and transactions have been eliminated in the consolidation. Prior to 1999, MSD was inactive and had no assets, liabilities, revenues or expenses.

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

       CASH EQUIVALENTS:

         For purposes of reporting cash flow, cash and cash equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

            PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are carried at cost less accumulated depreciation computed by the straight-line and accelerated methods.

         The estimated useful life to the various classes of assets on which current provisions were based are as follows:

               ==========================================================
               Land improvements                            5 to 20 years
               Buildings and improvements                  10 to 40 years
               Other structures                         15 to 31 1/2years
               Equipment                                    3 to 20 years
               ==========================================================

                                         MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       DEFERRED COMPENSATION PLAN:

         MSR terminated an unfunded deferred compensation plan during March 1998 (Note 15). Subsequent to this termination, a lawsuit was brought against MSR by beneficiaries of this deferred compensation plan challenging the plan's termination. As a result of a settlement of this lawsuit reached in the first quarter of 2000, MSR issued 4,380 shares of common stock (par value $0.10) to the beneficiaries in 2000.

       INCOME (LOSS) PER COMMON SHARE:

         Income (loss) per share of common stock has been calculated based on the weighted average shares outstanding during each year. The weighted average number of common shares outstanding was 279,805 during 1999, and 250,386 during the years ended December 31, 1998 and 1997. Outstanding warrants (Note 13) at December 31, 1999 were anti-dilutive.

       ADVERTISING:

         MSR follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $116,750, $214,413, and $65,245, for the years ended December 31, 1999, 1998, and 1997, respectively.

       INCOME TAXES:

         The Companies recognize deferred income taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

       REVENUE RECOGNITION:

         MSR recognizes revenue for commissions from wagering, corporate sponsors, and admissions when the related racing event is run. Commissions for capital improvements are recognized when the related qualifying expenditures are incurred. Investment income is recognized on the accrual basis.

       RECLASSIFICATIONS:

         Certain balances in prior year financial statements have been reclassified for comparative purposes.

                                         MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 2. GRANT RECEIVABLE

         Grant receivable represents amounts due MSR from New York State in relation to a 1999 and 1998 New York State Legislative grant appropriation for the purposes of preserving employment and increasing marketing. In connection with the 1999 grant, MSR was required to incur qualifying expenditures between July 1, 1999 and December 31, 1999 and submit a reimbursement request to New York State. All expenditures submitted for reimbursement were approved by New York State.

NOTE 3. OTHER RECEIVABLES

         Other receivables consist of the following at December 31, 1999 and 1998:


             ===========================================================================
                                                                 1999             1998
             ---------------------------------------------------------------------------
             Shift adjustments                                $156,928          $113,390
             Sale of other assets                                   --           122,500
             Commissions                                        87,532            96,939
             Other                                             207,404            63,025
             Total                                             451,864           395,854
             Less allowance for doubtful accounts              112,000            22,000
             Other receivables, net                           $339,864          $373,854
             ===========================================================================

NOTE 4. INVESTMENTS

         During 1999, MSR invested in corporate stocks. At December 31, 1999, these securities were classified as available-for-sale securities and are reported at fair value, with unrealized gains included in comprehensive income. At December 31, 1999, these securities had a fair value of $200,125, a cost of $196,119, and an unrealized gain of $4,006. MSR did not have an investment in securities at December 31, 1998.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:


             ========================================================================================================
                                                                                       CONSOLIDATED
                                                           MSD             MSR             1999             1998
             --------------------------------------------------------------------------------------------------------
             Land, racing plant, and equipment:
             Land                                      $      --      $    77,802       $    77,802      $    77,802
             Land improvements                                --        1,414,619         1,414,619        1,366,319
             Buildings and improvements                       --        7,240,478         7,240,478        7,022,160
             Equipment                                    11,960        4,309,347         4,321,307        4,250,006
             Construction in progress                         --          169,441           169,441            2,318
             --------------------------------------------------------------------------------------------------------
                                                          11,960       13,211,687        13,223,647       12,718,605
             Other properties:
             Land                                        121,671               --           121,671          121,671
             --------------------------------------------------------------------------------------------------------
                                                         133,631       13,211,687        13,345,318       12,840,276
             Less accumulated depreciation                 1,709       11,192,589        11,194,298       11,002,314
             --------------------------------------------------------------------------------------------------------
                                                       $ 131,922      $ 2,019,098       $ 2,151,020      $ 1,837,962
             ========================================================================================================


                                         MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 6. REAL ESTATE TAXES PAYABLE

         In May 1998, Oneida County and MSR entered into an agreement whereby MSR would make 36 monthly installments of $6,000, commencing May 29, 1998, to satisfy its liability to Oneida County for nonpayment of 1997 property taxes, totaling $216,000, levied against MSR by Oneida County in 1997.

         Future payments required under this agreement are as follows:

             ================================================================
             2000                                                    $ 72,000
             2001                                                      30,000
             ----------------------------------------------------------------
             Total real estate taxes payable                          102,000
             Less current portion                                      72,000
             ----------------------------------------------------------------
             Real estate taxes payable, net of current portion       $ 30,000
             ================================================================

NOTE 7. MORTGAGE PAYABLE

         On May 15, 1998, MSR obtained a $1,000,000 loan from a private lender, who is also a board member. The loan is collateralized by a first mortgage on MSR's racing plant, buildings and improvements. The loan bears interest at 12% and repayment is due on May 15, 2001. No principal payments are required until the final due date.

         The loan agreement required MSR to pay the lender $47,500 in financing fees at closing. At December 31, 1999, the unamortized portion of financing fees is included in other assets.

         On the fifteenth of each month until the due date of the loan, interest payments of $10,000 are due to the lender. Financing fees paid at closing are being amortized over the term of the loan and are included in interest expense. Interest expense incurred by the Raceway in 1999 and 1998 related to this loan totaled $135,833 and $79,236, respectively.

         In August 1999, MSR obtained $250,000 in loans from two board members, one of whom is an officer. The loans bear interest at 12%, are secured by a second mortgage on MSR's racing plant, buildings, and improvements, and mature in August 2001. No interest has been paid as of December 31, 1999. Unpaid interest related to these loans approximating $7,500 through December 31, 1999, is included in accounts payable and accrued expenses.

                                         MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8. INCOME TAXES

         Net deferred tax assets are provided for the temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The temporary differences that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effect are as follows. The net deferred tax asset at December 31, 1999 and 1998 has been offset by an equivalent valuation allowance.


                                                                                DECEMBER 31
                                                        ------------------------------------------------------------
                                                                   1999                             1998
                                                        --------------------------        --------------------------
                                                         TEMPORARY                        TEMPORARY
                                                        DIFFERENCE      TAX EFFECT        DIFFERENCE     TAX EFFECT
             --------------------------------------------------------------------------------------------------------
             Deferred compensation                      $1,013,000     $   376,800        $1,013,000     $   376,800
             Net operating loss carryforwards            4,080,000       1,387,000         2,800,000         952,000
             --------------------------------------------------------------------------------------------------------
             Other                                          14,000           5,600            (4,000)         (1,600)
                                                         5,107,000       1,769,400         3,809,000       1,327,200
             Less valuation allowance                           --      (1,769,400)               --      (1,327,200)
             --------------------------------------------------------------------------------------------------------
                                                        $5,107,000     $        --        $3,809,000     $        --
             ========================================================================================================


         MSR determined that an increase in the valuation allowance at December 31, 1999 was appropriate because of uncertainty concerning the MSR's ability to utilize net operating loss carryforwards in future years.

         The net operating loss carryforward will expire at various dates from December 31, 2009 through December 31, 2013.

         A reconciliation of the provision for income taxes to the statutory amount is as follows:


          ==========================================================================================================
                                                                  FOR THE YEAR ENDED DECEMBER 31
                                                -------------------------------------------------------------------
                                                         1999                   1998                   1997
                                                -------------------      ----------------      --------------------
                                                   AMOUNT       %         AMOUNT      %           AMOUNT        %
           --------------------------------------------------------------------------------------------------------
           Statutory federal income tax         $ (465,000)  (34.0)      $ 38,500    34.0      $ (188,000)   (34.0)
           (benefit)
           Variances from statutory rate:
              Add state income tax, net
                 of federal tax benefit              3,753     0.3            404     0.4           2,326      0.4
              Increase (decrease) in
                 valuation allowance               442,000    32.3        (26,800)  (23.6)        502,100     91.0
              Prior year's tax                          --      --             --      --              --       --
              Other                                 23,000     1.7        (11,700)  (10.4)         13,332      2.4
           --------------------------------------------------------------------------------------------------------
           Effective tax                          $  3,753     0.3       $    404     0.4       $ 329,758     59.8
          ==========================================================================================================

NOTE 9. LEASES

         The Raceway leases certain equipment for use during each racing season including an agreement for pari-mutuel totalisator equipment and services.

         Total rent expense for the years ended December 31, 1999, 1998, and 1997 amounted to $512,568, $654,910, and $495,481 of which $280,105,
         $399,263, and $331,716 was paid on the totalisator contract for the respective years.

                                         MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 9. LEASES, CONTINUED

         The current totalisator lease agreement expires on May 31, 2000. Under the agreement, rents charged for the equipment and services are dependent upon the number of live racing meets held and the number of tracks simulcasted. Future rental charges are dependent upon future live racing and simulcast events.

NOTE 10. COMMISSIONS FOR CAPITAL IMPROVEMENTS

         In July 1983, legislation was passed permitting Upstate New York harness tracks to apply for an increase of 1% on-track regular and multiple bet pools and 1/2 of 1% from OTB regular and multiple bet pools. Under the law and subject to the approval of the New York State Racing and Wagering Board, these additional funds must be used for capital improvements or a portion may be used for advertising. MSR elected to increase such commissions effective September 14, 1983.

NOTE 11. INVESTMENT (LOSS) INCOME

         Investment (loss) income consisted of the following for the years ended December 31, 1999, 1998, and 1997:


             ==================================================================================================
                                                                                   DECEMBER 31
                                                                        1999           1998           1997
             --------------------------------------------------------------------------------------------------
             Interest and dividends                                   $  27,921      $   6,753      $     787
             Equity in earnings (loss) of 50%-owned company             (21,323)       (24,131)       (22,257)
             --------------------------------------------------------------------------------------------------
                                                                      $   6,598      $ (17,378)     $ (21,470)
             ==================================================================================================


NOTE 12. AID FROM STATE AND LOCAL GOVERNMENTS

         This amount consists of New York State Legislative grants for 1999 and 1998. MSR also received a grant from Oneida County, New York in 1998.

NOTE 13. PRIVATE PLACEMENT AND STOCK WARRANTS

         During 1999, MSR issued 150,000 shares of common stock, at $10 per share, through a private placement offering. Additionally, in November 1999, MSR entered into a common stock warrant agreement with two officers, who are also board members, granting them the option to purchase at least 150,000 but not more than 175,000 shares of MSR common stock at $10 per share. This warrant agreement expires on November 15, 2000. No warrants have been exercised.

NOTE 14. HOTEL LEASE

         During fiscal year 1994, MSR, as lessor, entered into a lease agreement with a company affiliated with MSR's former majority shareholder. MSR leased, for an initial period of twenty years, a certain portion of their property for the purpose of permitting the company to construct, own, and operate a hotel. Construction of the hotel by the company was completed in October 1994. Anytime during the lease or any renewal period of the lease, MSR could have elected to assume all of the lessee's duties, obligations, rights, and responsibilities under the lease for a nominal amount. Lease payments during the initial twenty year period were $10,000 per year.

                                         MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 14. HOTEL LEASE, CONTINUED

         In May 2000, the lease was terminated, and MSR purchased all of the issued and outstanding shares of stock of the aforementioned company for $5,510, plus an additional $48,000 acquisition fee. MSD subsequently commenced operating the hotel.

         MSR operates pari-mutuel wagering on the hotel premises. Net pari-mutuel commissions and breakage from wagering on these premises approximated $450,000 for the year ended December 31, 1999 ($1,060,000 for the year ended December 31, 1998 and $840,000 for the year ended December 31, 1997).

NOTE 15. CONTINGENCIES

       NEW YORK STATE RACING AND WAGERING BOARD COMPLIANCE AUDIT

         During early 1998, the New York State Racing and Wagering Board (the Board) reviewed MSR's compliance with the Board's policies and procedures. Based upon the Board's findings, MSR was fined $416,000 on March 9, 1998 for instances of non-compliance and was also directed to reimburse MSR's capital improvement account for any unqualified capital expenditures. The Board indicated its willingness to abate the fine if MSR demonstrated compliance during the subsequent (1998) racing season.

         On November 13, 1998, the Board retroactively approved all of MSR's capital expenditures made from 1994 to 1997. As a result, MSR was not required to reimburse its capital improvement account because all capital expenditures made during the aforementioned period were deemed qualified.

         On December 17, 1998, based on the receipt of a satisfactory report from a Board approved compliance monitor, on the status of MSR's compliance with the Board's policies and procedures subsequent to the imposition of the fine, the Board discharged the aforementioned $416,000 fine.

       FORMER MAJORITY SHAREHOLDER

         In March 1998, MSR provided financial information to a bankruptcy trustee relating to approximately $1,200,000 of corporate sponsorships it received over a period of years from bankrupt affiliates of its former majority shareholder. Subsequently, the trustee commenced a lawsuit against MSR to recover these payments, based on the theory of fraudulent conveyance. On November 5, 1999, MSR issued 38,000 shares of common stock, valued at $10 per share, to the trustee in full settlement of the claim. The settlement of this lawsuit is classified as an other loss in the December 31, 1999 consolidated statement of operations.

                                         MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 15. CONTINGENCIES, CONTINUED

       OTHER

         In March 1998, MSR voted to terminate its unfunded deferred compensation plan (Note 1). At December 31, 1999 and 1998, there was a $1,013,861 liability recorded in MSR's consolidated balance sheet related to this plan. Subsequent to this termination, a lawsuit was brought against MSR by beneficiaries of the deferred compensation plan challenging the plan's termination and seeking damages of $1,200,000. The lawsuit was settled subsequent to December 31, 1999 with the beneficiaries receiving 4,380 shares of stock, valued for financial reporting purposes at $10 per share, in full settlement of their claim. The gain on this settlement, of approximately $970,000, was recognized in the first quarter of 2000.

       OTHER LITIGATION

         MSR is a defendant in various litigation matters arising from its operations. No estimate can yet be made of the potential liability or damages, or the likely outcome of the litigation. Management believes that liabilities resulting from these lawsuits, if any, will be immaterial or will be completely covered by insurance policies.

NOTE 16. OTHER RELATED PARTY TRANSACTION

         In March 1998, MSR sold idle land with nominal book value, to an affiliate of a member of MSR's Board of Directors for $400,000. The corresponding gain from this sale is reflected in the statement of operations for the year ended December 31, 1998.

Item 9. Changes in Registrant's Certifying Accountant.

There are no current changes in or disagreements with the Registrant's certifying accountant.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The directors and executive officers of the Company as of August 1, 2000 are as follows:

                                              Common Shares
                                              Beneficially
                              Became           Owned as of
     Name and Age            Director       December 31, 1999          Percent
     ------------            --------       -----------------          -------
  Abe Acee, Jr.               1997                  200                   **

  Patrick Bombardo            1998                  100                   **

* Justice M. Cheney           1997                  270                   **

* Dominic Giambona            1999               68,833                 15.70%

* Thomas M. Hunter            1997                    0                   **

  Edward A. Kiley             1999                  250                   **

* Jeremiah Law                1997                  510                   **

  Dr. Robert Legler, DVM      1999                    0                   **

  James J. Moran              1986                  100                   **

  Paul V. Noyes               1998               10,600                  2.42%

* John J. Signorelli          1999               68,833                 15.70%

  Wesley E. Wendt, Sr.        1999                1,134                   **

  James R. Wise                --                   100                   **

   * Member of Executive Committee

  ** Less than one percent

All officers and directors as a group           151,030                34.45%
(including individuals named above)


ABE ACEE, JR. (age 54) has served as a Director since December, 1997. Mr. Acee has been a resident of Vernon, New York for 20 years and owns the Nothin' Fancy Cafe and Country Edition in Vernon, New York. From 1977 to 1993, Mr. Acee provided feed service to Vernon Downs and also brokered hay and straw to major standardbred and thoroughbred facilities and breeding farms in the northeastern United States. Mr. Acee is one of the founders of the Vernon Merchants Association and continues to be an active member of the Association.

PATRICK BOMBARDO (age 57) has served as a Director since August 1998. In addition to his current position as Chief Operating Officer of the Company, he has served as Director of Gaming and Interim Chief Financial Officer of the Company. Prior to joining the Company in September 1999, he was General Manager of the Comfort Suites Hotel at Vernon Downs. Mr. Bombardo is an experienced professional with more than 20 years of business experience, specializing in accounting, operations, management, training and finance. He served as Chief Financial Officer/Controller at J-K Independent Lumber Corporation in New Hartford from 1986 to February 1998. He possesses leadership experience in retailing, manufacturing and service organizations.

JUSTICE M. CHENEY (age 67) is currently Vice-President and General Manager of the Company and has served as a Director since 1997. Mr. Cheney was President and Chief Executive Officer of the Company from December, 1997 to September, 1999. He was an adjunct professor with the Department of Vocational/Technical Education, SUNY Oswego. He has been a member of the United States Trotting Association since 1953 and is licensed as an owner, trainer, driver and breeder of standardbred horses. He has raced harness horses as both a driver and trainer at Vernon Downs, Saratoga Raceway and various New York State and County Fairs.

DOMINIC A. GIAMBONA (age 61) has been Executive Vice President of the Company since August 1999 and has served as a Director since August 1999. Mr. Giambona is a private investor and business consultant. Born and raised in Rome, NY, Mr. Giambona now resides in Vero Beach, Florida. He is a graduate of Syracuse University and has 40 years experience with building construction, facilities management and development and marketing.

THOMAS M. HUNTER (age 53) has served as a Director since December 1997. He has been a licensed Standardbred trainer since 1980 and is licensed as such by the New York State Racing and Wagering Board. Mr. Hunter is currently employed by H&B

Marketing working in the area of advertising sales. Prior to 1992, Mr. Hunter was a self-employed businessman working in telecommunications management, marketing sales and development.

EDWARD A. KILEY (age 58) has served as a Director since June 1999. He is a 1964 graduate of Brown University and Dean's List and Cum Laude graduate of the Syracuse University School of Law. A member of the New York, Florida and United States Supreme Court bars before retiring from the practice of law in 1995, he is currently employed as a financial planner. He is the eldest son of Vernon Downs founder William F. Kiley.

JEREMIAH LAW (age 48) has served as a Director of the Company since December, 1997. He is the proprietor of the Squat and Gobble Restaurant in Vernon, New York.

DR. ROBERT LEGLER, DVM (age 53) has served as a Director since June 1999. Dr. Legler underwent his pre-med studies at Siena College after four years of United States Submarine Service where he attained the rank of Petty Officer 1st Class. He is a 1965 graduate of Cornell University's College of Veterinary Medicine. He worked at the Gluck Equine Research Station-University of Kentucky as an intern, and as an assistant to Dr. John Steele in Vernon. He set up his own veterinary practice in 1968 and has been employed as the track veterinarian at Vernon Downs since 1995. He has owned and managed the Bar-Log, Inc. logging and building operation and the Barb Farm, which is devoted to the breeding and racing of standardbreds. He also maintained a competitive stable of several horses. He is presently the owner and general manager of the Vernon Apartments. Dr. Legler serves on the Town of Vernon Zoning Board of Appeals.

JAMES J. MORAN (age 60) has been Director of Publicity/Public Relations since 1975 and Track Announcer since 1964 and has served as a Director since 1986. Mr. Moran was Secretary of the Company from 1994 to September 1999 and Assistant Secretary from 1985 to September 1999. He is past President and Chairman of the Board of the North American Harness Publicists Association and Secretary/Treasurer of the Vernon Chapter of the United States Harness Writers Association.

PAUL V. NOYES (age 69) has served as a Director since August 1998 and has been Secretary of the Company since September 1999. He is a prominent area lawyer with an office in Sherrill, New York. He is a graduate of Hamilton College and Cornell University Law School. He is a Board member of the Mid-York Foundation, Kenwood Benevolent Society, Oneida Community Mansion House, Madison County Children's Camp, Mid-York Library System, and serves as Treasurer for the Madison County Democrat Committee

JOHN J. SIGNORELLI (age 58) has been President and Chief Executive Officer of the Company since September 1999 and has served as Director since August 1999. Mr. Signorelli is a senior partner of Success Financial Group, a business consulting firm located in Mt. Kisko, New York. Mr. Signorelli has engaged in venture capital and business consulting activities in the equine, securities and health care industries. Mr. Signorelli is also the founder and a current board member of Transpirator Technologies, Inc. Mr. Signorelli's standardbred activities include Chief Executive Officer and founder of Saratoga Standardbreds, Inc., a breeding facility, from 1979-1991; founder and president of Preferred Equine Marketing, Inc. (PEM); founder of Saratoga Fence, Inc., specializing in PVC fencing and president of the Spring Garden Ranch training center. Mr. Signorelli has also been a prominent owner of harness racehorses, brood mares and stallions since 1978.

WESLEY E. WENDT, SR. (age 53) has served as a Director since June 1999. He is a self-made and successful businessman. Mr. Wendt has bought, improved and then sold many properties in Oneida and Madison Counties. In addition, he has owned and operated several restaurants, most notably Dibbles Inn in Vernon, New York. In the Spring of 1998, when this track was close to financial collapse, he organized on short notice a loan of one million dollars to the track. For many years, he has supported very quietly and generously many civic causes.

JAMES R. WISE (age 53) has been Treasurer of the Company since November, 1997. Mr. Wise is a certified public accountant in New York State. He is a member of the American Institute of Certified Public Accountants (AICPA) and New York Society of Certified Public Accountants (NYSSCPA). Prior to 1997, Mr. Wise was Director of Finance/Administration for a multi-state law firm for 12 years and worked for an international public accounting firm for 14 years.

The Board of Directors of the Company has Executive and Compensation Committees. Although the Company does not have a Nominating Committee, the Board of Directors, as a committee of the whole, performs the functions of such a committee by reviewing nominations suggested by any of its members and then making a recommendation to the shareholders. The Board of Directors will consider shareholders' recommendations for directors sent to Paul V. Noyes, Secretary, Mid-State Raceway, Inc., P.O. Box 860, Vernon, New York 13476; provided, however, such recommendations must be received at least 20 days prior to the annual shareholders meeting to be considered at that meeting.

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

Item 11.  Executive Compensation.

The following table sets forth the annual and long-term compensation of the Company's Chief Executive Officer for services to the Company during the three fiscal years ended December 31, 1999.

Name and Principal Position          Year       Salary Bonus        Other
---------------------------          ----       ------------        -----
John J. Signorelli                   1999                          $26,000
(President and Chief Executive
Officer from September 8, 1999)

Justice M. Cheney                    1999          $42,692
(President and Chief Executive
Officer to September 8, 1999)

No other executive officer received an annual salary and bonus in excess of $100,000 over the last three fiscal years. John J. Signorelli is currently receiving a monthly consulting fee of $6,500 ($78,000 annually).

Item 12. Security Ownership of Certain Beneficiary Owners and Management.

At the close of business on December 31, 1999, the Company had outstanding 438,386 shares of common stock. No person or group is known by the Company to beneficially own more than 5% of the Company's common stock except as set forth in the following table:

                                    Amount and Nature
 Name and Address                     of Beneficial          Percent
of Beneficial Owner                     Ownership             Class
-------------------                 -----------------        -------
Standardbred Enterprises, Ltd.       126,657 shares           28.89%
3837 Peterboro Road
Oneida, NY 13421

Dominic A. Giambona                    68,833 shares          15.70%

John J. Signorelli                     68,833 shares          15.70%

Item 13. Certain Relationships and Related Transactions.

In March, 1998, the Company sold 126 acres of surplus vacant land on Collamer Road in Onondaga County to E.L. Management of Syracuse Corp. for $400,000. Edward Leffler, a Director of the Company, is the sole shareholder of E.L. Management of Syracuse Corp.

In addition, Notes 13 and 14 of the consolidated financial statements included in this Form 10-K are incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   1.  Financial Statements                                          Page
                                                                        ----
          Included in Part II, Item 8 of this report
            Independent Auditor's Report                                  10

          Consolidated Balance Sheets,
            December 31, 1999 and 1998                                    11

          Consolidated Statements of Operations,
            Years Ended December 31, 1999, 1998 and 1997                  12

          Consolidated Statements of Changes in Shareholders'
            Equity, Years Ended December 31, 1999,
            December 31, 1998 and December 31, 1997                       13

          Consolidated Statements of Cash Flows,
            Years Ended December 31, 1999, 1998 and 1997                  14

          Notes to Consolidated Financial Statements                     15-22

      2.  Consolidated Financial Statement Schedules

          Schedules have been omitted because they are not required, not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K

         A Form 8-K was filed for the quarter ended December 31, 1999. The Form 8-K is attached as Exhibit "A".

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized in the Village of Vernon, State of New York, on the 8th day of August, 2000.

                                           MID-STATE RACEWAY, INC.

                                           By: /s/ JOHN J. SIGNORELLI
                                              ---------------------------------
                                                   John J. Signorelli,
                                                   President and Chief
                                                   Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                            Date
----------                            -----                            ----

/s/ JOHN J. SIGNORELLI
-----------------------   President, Chief Executive                  8/8/00
John J. Signorelli        Officer and Director


/s/ DOMINIC A. GIAMBONA
-----------------------   Executive Vice President                    8/8/00
Dominic A. Giambona       and Director


/s/ JUSTICE M. CHENEY
-----------------------   Vice President, General                     8/8/00
Justice M. Cheney         Manager and Director


/s/ PAUL V. NOYES
-----------------------   Secretary and Director                      8/8/00
Paul V. Noyes


/s/ JAMES R. WISE
-----------------------   Treasurer (Principal                        8/8/00
James R. Wise             Financial and Accounting
                          Officer)

/s/ ABE ACEE, JR.
-----------------------   Director                                    8/8/00
Abe Acee, Jr.


/s/ PATRICK BOMBARDO
-----------------------   Director                                    8/8/00
Patrick Bombardo


-----------------------   Director                                    8/8/00
Thomas M. Hunter

Signature                             Title                            Date
----------                            -----                            ----


/s/ EDWARD A. KILEY
--------------------------     Director                               8/8/00
Edward A. Kiley



--------------------------     Director                               8/8/00
Jeremiah Law


/s/ DR. ROBERT LEGLER, DVM
--------------------------     Director                               8/8/00
Dr. Robert Legler, DVM


/s/ JAMES J. MORAN
--------------------------     Director                               8/8/00
James J. Moran


--------------------------     Director                               8/8/00
Wesley E. Wendt, Sr.