Form 10-Q
period 2000-03-31
MID STATE RACEWAY INC
filed 2000-09-07
CIK 65914

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                QUARTERLY REPORT

                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                         Commission File Number - 0-1607

                             MID-STATE RACEWAY, INC.
               (Exact Name of Registrant as Specified in Charter)

         New York                                         15-0555258
  (State of Incorporation)                             (I.R.S. Employer
                                                       Identification No.)

       Vernon, New York                                       13476
    (Address of Principal                                   (Zip Code)
      Executive Offices)

                                 (315) 829-2201
                        (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing
requirements for at least the past 90 days. Yes  X   No      .
                                               -----    -----

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the period covered by this report.

Class                                            Outstanding at March 31, 2000
-----                                            -----------------------------
Common Stock,  $0.10 par value                             442,766

                       A. Summary of Financial Information

                             MID-STATE RACEWAY, INC.

                           PROFIT AND LOSS INFORMATION


                                                             Three Months         Three Months
                                                                 Ended                Ended              Year Ended
                                                            March 31, 2000       March 31, 1999     December 31, 1999
                                                             0 Racing Days        2 Racing Days        114 Racing Days
                                                            --------------       --------------     ------------------
Operating Revenues                                            $ 1,001,582           $ 944,064            $ 5,994,965

Operating Expenses                                                900,746             878,276              7,073,820

Income (loss) from operations                                     100,836              65,788             (1,078,855)
                                                              -----------           ---------           ------------
Other income (loss):
   Commissions for Capital Improvements                              --                 --                      --
   Aid from state and local governments                              --                 --                   233,751
   Investment income                                               20,479                 967                  6,598
   Interest expense                                               (42,281)            (33,958)              (146,708)
   Settlement of lawsuits                                         991,961               --                  (380,000)
                                                              -----------           ---------           ------------
      Total other income (loss)                                   970,159             (32,991)              (286,359)
                                                              -----------           ---------           ------------
Income (loss) before provision for
   taxes                                                        1,070,995              32,797             (1,365,214)

Provision for taxes                                                  --                  --                      404
                                                              -----------           ---------           ------------
Net income (loss)                                             $ 1,070,995           $  32,797           ($ 1,365,214)
                                                              ===========           =========           ============

Income (loss) per common share *                                    $2.43               $0.13                 ($4.89)
                                                              ===========           =========           ============

Cash dividend per share*                                            $0.00               $0.00                  $0.00
                                                              ===========           =========           ============

*-Based on weighted average shares outstanding.


                             MID-STATE RACEWAY, INC.

                             STATEMENTS OF CASH FLOW


                                                                            For the Three          For the
                                                                             Months Ended         Year Ended
                                                                               March 31,          December 31,
                                                                                 2000                1999
                                                                           --------------        ------------
Cash Flows from Operating Activities:

   Net income (loss)                                                         $1,070,995         ($1,368,967)

   Adjustments to reconcile net income (loss) to net
     cash provided by (used) in operating activities:
      Depreciation                                                               43,215             191,984
      Settlement of lawsuits                                                   (991,961)            380,000
      Allowance for ( recoveries) of doubtful accounts                          (87,000)             90,000
   Changes in:
      Restricted cash                                                            54,068             (70,431)
      Accounts and grants receivable                                            320,756            (167,011)
      Prepaid expenses                                                           19,858              91,613
      Other assets                                                               22,129              48,341
      Real estate taxes payable                                                 106,000             (72,000)
      Accounts payable                                                         (212,363)            481,302
      Uncashed winning tickets                                                  (54,538)              4,134
      Retention for capital improvements                                            630              63,484
                                                                             ----------         -----------

         Net cash provided by (used) in operating activities                    291,789            (327,551)
                                                                             ----------         -----------

Cash Flows from Investing Activities:
      Purchase of available-for-sale investment securities                     (129,250)           (196,119)
      Purchase of properties and equipment                                     (260,352)           (505,042)
                                                                             ----------         -----------

         Net cash used in investing activities                                 (389,602)           (701,161)
                                                                             ----------         -----------

Cash Flows from Financing Activities:
      Proceeds from mortgage loan                                                  --               250,000
      Net proceeds from sale of stock                                              --             1,455,000
                                                                             ----------         -----------
         Net cash provided by financing activities                                 --             1,705,000
                                                                             ----------         -----------

Net increase (decrease) in cash                                                 (97,813)            676,288

Cash, beginning of period                                                     1,113,529             437,241
                                                                             ----------         -----------

Cash, end of period                                                          $1,015,716          $1,113,529
                                                                             ==========         ===========

               Management Analyses of Profit and Loss Information
-------------------------------------------------------------------------------

The Company generated net income from operations of $100,836 for the quarter ended March 31, 2000 which amounted to an increase of $35,048 (53%) over the $65,788 in net income generated from operations for the same period in 1999. A significant factor in this improvement was the decrease in operating expense in the pari-mutuel operations of approximately $87,000. This was offset by a $58,500 net loss from operations incurred for the quarter ended March 31, 2000 by Mid-State Development Corporation ("MSD"), a wholly-owned subsidiary of Mid-State Raceway, Inc. ("MSR"), which was an inactive company for the same period in 1999. MSD has taken over the operation of concessions at the harness racing track owned by MSR. Significant start up costs were incurred by MSD during the quarter ended March 31, 2000.

The increase in net income of $1,038,158 for the quarter ended March 31, 2000 versus the same period last year was largely the result of the settlement of a lawsuit against MSR. In March 1998, a lawsuit was brought against MSR alleging Breach of Contract and Fiduciary Duty with the Company's decision to eliminate its Supplemental Retirement Benefit Plan. In February 2000, the lawsuit was settled for the issuance of 4,380 shares of the Company's stock to the remaining beneficiaries under the Plan. The settlement of the lawsuit resulted in income to the Company in the first quarter of 2000 in the amount of $991,961 due to the elimination of a deferred liability in the amount of $1,013,861 in connection with the Supplemental Retirement Benefit Plan, which was terminated.

Total wagering on thoroughbred and harness simulcasts during the quarter ended March 31, 2000 increased by $71,469 (2.4%) over the same period last year. No live racing days during the quarter ended March 31, 2000 versus 2 days of live racing for the same period last year did not have a significant impact on the net income generated from operations.


Liquidity and Capital Resources

In the first three quarters of 2000, the funding of business operations and capital requirements for the Company will be substantially sourced from existing cash. The Company anticipates that it will borrow up to $4,000,000 in the fourth quarter of 2000 to fund ongoing capital improvements, provide working capital necessary to institute planned programs and events, and to replace the existing mortgages on the property that currently total $1,250,000.

The Company's current ratio at March 31, 2000 was approximately 2.1:1.

                   B. Capitalization and Shareholders' Equity

                             MID-STATE RACEWAY, INC.

                                 BALANCE SHEETS

                      March 31, 2000 and December 31, 1999


                                                                                March 31,        December 31,
                               ASSETS                                             2000              1999
                                                                              -----------        ------------
Current Assets
   Cash and cash equivalents                                                  $ 1,015,716        $ 1,113,529
   Cash restricted for purses, capital improvements and
      uncashed winning tickets                                                    103,841            157,909
   Grant receivable                                                                  --              233,751
   Accounts receivable, net of allowance for doubtful
      accounts of $25,000 in 2000 and $112,000 in 1999                            339,859            339,864
   Investments                                                                    308,123            200,125
   Other current assets                                                           141,406            161,264
                                                                              -----------        -----------
             Total current assets                                               1,908,945          2,206,442

Property, Plant and Equipment
   Land, racing plant and equipment                                            13,483,999         13,223,647
   Other Properties                                                               121,671            121,671
                                                                              -----------        -----------
                                                                               13,605,670         13,345,318
   Less accumulated depreciation                                               11,237,513         11,194,298
                                                                              -----------        -----------
                                                                                2,368,157          2,151,020

Other Assets                                                                        7,136             29,265

                                                                              $ 4,284,238        $ 4,386,727
                                                                              ===========        ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                      $   751,707        $   964,070
   Current portion of real estate taxes payable                                    54,000             72,000
   Uncashed winning tickets                                                         8,854             63,392
   Retention for capital improvements                                              84,902             84,272
                                                                              -----------        -----------
             Total current liabilities                                            899,463          1,183,734

Real estate taxes payable, less current portion                                   154,000             30,000

Mortgages payable                                                               1,250,000          1,250,000

Deferred retirement benefits                                                         --            1,013,861

Shareholders' equity
   Common stock, par value $.10 per share;authorized 10,000,000 shares;
    issued and outstanding 442,766 in 2000, 438,386 in 1999                        44,277             43,839
   Additional paid-in-capital                                                   2,063,009          2,041,547
   Accumulated deficit                                                           (109,265)        (1,180,260)
   Accumulated other comprehensive income                                         (17,246)             4,006
                                                                              -----------        -----------
             Total shareholders' equity                                         1,980,775            909,132
                                                                              -----------        -----------

                                                                              $ 4,284,238        $ 4,386,727
                                                                              ===========        ===========

                           Part II - Other Information

Item 1 through 5  -  Not applicable

Item 6  -  Exhibits and Reports on Form 8-K

Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 2000.

Item 7 - Submission of Matters to a Vote of Securities Holders

There were no matters that were required to be submitted to a vote of securities holders for the three months ended March 31, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MID-STATE RACEWAY, INC.


Date: 08/11/00                        /s/ JOHN J. SIGNORELLI
      -----------                     ------------------------------------------
                                      John J. Signorelli,  President &
                                      Chief Executive Officer



Date: 08/11/00                        /s/ JAMES R. WISE
      -----------                     ------------------------------------------
                                      James R. Wise, Treasurer and
                                      Principal Financial and Accounting Officer