Form 10-Q
period 2000-06-30
MID STATE RACEWAY INC
filed 2000-09-07
CIK 65914

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


                       FOR THE QUARTER ENDED JUNE 30, 2000


                         Commission File Number - 0-1607


                             MID-STATE RACEWAY, INC.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


           NEW YORK                                    15-0555258
   -----------------------                 -----------------------------------
   (State of Incorporation)                (I.R.S. Employer Identification No.)


              VERNON, NEW YORK                                  13476
   ----------------------------------------                  ----------
   (Address of Principal Executive Offices)                  (Zip Code)


                                 (315) 829-2201
                         -------------------------------
                         (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing
requirements for at least the past 90 days. Yes X     No.
                                               ----      ----

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the period covered by this report.

Class                                               Outstanding at June 30, 2000
-----                                               ----------------------------
Common Stock,  $0.10 par value                                442,766

================================================================================

                       A. Summary of Financial Information

                             MID-STATE RACEWAY, INC.

                           PROFIT AND LOSS INFORMATION

                                                    Three Months                      Six Months
                                                      Ended                              Ended
                                         ------------------------------     -------------------------------        Year Ended
                                         June 30, 2000    June 30, 1999      June 30, 2000     June 30, 1999    December 31, 1999
                                         23 Racing Days   47 Racing Days    23 Racing Days    49 Racing Days     114 Racing Days
                                         --------------   --------------    --------------   ---------------    ------------------
Operating Revenues                        $ 2,109,783       $ 1,932,894       $ 3,111,365       $ 2,876,958       $ 5,994,965

Operating Expenses                        $ 2,436,159         2,262,416         3,336,905         3,074,710         7,073,820
                                          -----------       -----------       -----------       -----------       -----------


Income (loss) from operations                (326,376)         (329,522)         (225,540)         (197,752)       (1,078,855)
                                          -----------       -----------       -----------       -----------       -----------


Other income (loss):
   Aid from state and local governments        36,249              --              36,249              --             233,751
   Investment income                           14,947             7,027            35,426             7,994             6,598
   Interest expense                           (43,453)          (33,958)          (85,734)          (67,916)         (146,708)
   Settlement of lawsuits                      22,753              --           1,014,714              --            (380,000)
                                          -----------       -----------       -----------       -----------       -----------
      Total other income (loss)                30,496           (26,931)        1,000,655           (59,922)         (286,359)
                                          -----------       -----------       -----------       -----------       -----------

Income (loss) before provision for
   taxes                                     (295,880)         (356,453)          775,115          (257,674)       (1,365,214)
Provision for taxes                              --                --                --                --                 404
                                          -----------       -----------       -----------       -----------       -----------
Net income (loss)                         ($  295,880)      ($  356,453)      $   775,115       ($  257,674)      ($1,365,214)
                                          ===========       ===========       ===========       ===========       ===========

Income (loss) per common share *          ($     0.67)      ($     1.42)      $      1.75       ($     1.03)      ($     4.89)
                                          ===========       ===========       ===========       ===========       ===========

Cash dividend per share*                  $      0.00       $      0.00       $      0.00       $      0.00       $      0.00
                                          ===========       ===========       ===========       ===========       ===========

* Based on weighted average shares outstanding.

                             MID-STATE RACEWAY, INC.

                             STATEMENTS OF CASH FLOW

                                                                           For the Six     For the
                                                                           Months Ended   Year Ended
                                                                              June 30,    December 31,
                                                                                2000          1999
                                                                          -------------  -------------
Cash Flows from Operating Activities:
            Net income (loss)                                             $   775,115    ($1,368,967)

            Adjustments to reconcile net income (loss) to net cash used in operating activities:
               Depreciation                                                    86,430        191,984
               Settlement of lawsuits                                        (991,961)       380,000
               Allowance for (recoveries) of doubtful accounts                (87,000)        90,000
            Changes in:
               Restricted cash                                                 24,930        (70,431)
               Accounts and grants receivable                                 103,689       (167,011)
               Prepaid expenses                                              (151,371)        91,613
               Other assets                                                   (36,511)        48,341
               Real estate taxes payable                                       88,000        (72,000)
               Accounts payable                                               287,807        481,302
               Uncashed winning tickets                                       (53,732)         4,134
               Retention for capital improvements                             (78,679)        63,484
                                                                          -----------    -----------
                        Net cash used in operating activities                 (33,283)      (327,551)
                                                                          -----------    -----------
Cash Flows from Investing Activities:
            Purchase of available-for-sale investment securities             (349,081)      (196,119)
            Purchase of properties and equipment                             (717,995)      (505,042)
            Purchase of hotel, net of Trustee claim                           (25,399)          --
                                                                          -----------    -----------
                        Net cash used in investing activities              (1,092,475)      (701,161)
                                                                          -----------    -----------

Cash Flows from Financing Activities:
            Proceeds from mortgage loan                                          --          250,000
            Proceeds from line of credit                                      125,385           --
            Net proceeds from sale of stock                                      --        1,455,000
                                                                          -----------    -----------
                        Net cash provided by financing activities             125,385      1,705,000
                                                                          -----------    -----------
Net increase (decrease) in cash                                            (1,000,373)       676,288

Cash, beginning of period                                                   1,113,529        437,241
                                                                          -----------    -----------
Cash, end of period                                                       $   113,156    $ 1,113,529
                                                                          ===========    ===========


               Management Analyses of Profit and Loss Information
               --------------------------------------------------

The Company's net loss from operations of $225,540 for the six (6) months ended June 30, 2000 represents an increase from the loss from operations of $27,788 over the same period last year (14% increase). Following are significant factors in this increase in loss from operations:

1 Mid-State Raceway, Inc. ("MSR") operates the harness racing track at Vernon Downs. MSR generated a loss from operations of $44,863 for the six (6) months ended June 30, 2000 versus a loss from operations of $197,752 for the same period last year, a decrease of 77%. A significant factor in this decrease was a decrease in the number of live racing days during the six
     (6) months ended June 30, 2000 versus the number of live racing days for the same period last year (23 days versus 49 days ,respectively). Despite management's efforts to control costs, operating expenses for the three (3) months ended June 30, 2000 increased $173,743 over the same period last year (8% increase).

2 Mid-State Development Corporation ("MDC"), a wholly-owned subsidiary of MSR, has taken over the operation of concessions (food and beverage) at the harness racing track owned by MSR. Significant start-up costs incurred by MSD during the six (6) months ended June 30, 2000 resulted in an operating loss from concessions of $172,830.

3 MDC has also taken over the operation of special events (snocross, motorcycle racing, concerts, rodeos, etc.) at Vernon Downs. During the first quarter of 2000, the production division of MDC promoted 2 special events which generated a net profit of $28,419. Two (2) special events promoted in the second quarter of 2000 resulted in a net loss of $121,940. Overall, the production division operations resulted in a net loss for the six (6) months ended June 30, 2000 of $249,155.

4 MDC took over effective control of the Comfort Suites Hotel in May of 2000. MDC is currently renovating the restaurant and betting room at the Hotel and has plans to renovate the 7th floor of the Hotel to provide suites for high rollers who they expect to attract to the facility. High Mountain Associates claims it has a valid mortgage on the Hotel property with a principal balance due of approximately $6,000,000. The Company disputes this claim because at the time the mortgage was given, the owner of the Hotel did not own the underlying land for the Hotel and accordingly, the mortgage is not a valid lien on the Hotel land and building. The Trustee in the Bennett bankruptcy also claims ownership of the Hotel. Currently, the Company, the Trustee in the Bennett bankruptcy and High Mountain Associates are in negotiations regarding High Mountain's mortgage claim and the Trustee's claim. No legal action has been brought by any party and the Company is optimistic that the claims can be settled with the Company paying fair market value for the Hotel building, net of land and land improvements, in settlement of the Trustee's and High Mountain's claims. Since MDC has taken control of operations, the Hotel has generated net income from operations of approximately $241,000 (for the period May16-June 30, 2000).

The increase in other income of $1,060,577 for the six (6) months ended June 30, 2000 versus the same period last year was largely the result of the settlement of a lawsuit against MSR. In March 1998, a lawsuit was brought against MSR alleging Breach of Contract and Fiduciary Duty with the Company's decision to eliminate its Supplemental Retirement Benefit Plan. In February 2000, the lawsuit was settled for the issuance of 4,380 shares of the Company's stock to the remaining beneficiaries under the Plan. The settlement of the lawsuit resulted in income to the Company in the first quarter of 2000 in the amount of $991,961 due to the elimination of a deferred liability in the amount of $1,013,861 in connection with the Supplemental Retirement Plan, which was terminated.

               Management Analyses of Profit and Loss Information
               ---------------------------------------------------

The average live handle ( Vernon Downs live racing, OTB &ITW and simulcasting while live racing) increased from $195,604 to $214,592 during the respective six
(6) months ended June 30, 1999 and 2000. While the total attendance for the six
(6) months ended June 30, 2000 was down slightly, the per capita on-track wagering is 28% above last year's level. Total wagering on harness and thoroughbred simulcasting during the six (6) months ended June 30, 2000 decreased by $662,470 over the same period in 1999 primarily due to fewer live racing days.

Expansion of the track to 7/8ths of a mile has been successfully completed at the end of the second quarter in 2000. It is expected that wagering will increase as a result of the expanded track and stables are now entering higher quality horses in races at the track. It is also anticipated that betting at the Hotel will substantially increase as a result of the planned improvements to the Hotel.

Recent legislation in New York State allows MSR to institute a point system to reward its high roller bettors. The point system can be used to attract high rollers in much the same way casinos attract high rollers. The point system combined with renovations to the Hotel and the planned high roller program is expected to substantially increase simulcasting and live racing revenues. Recent legislation also makes it unlikely that Batavia Downs, a harness racing facility in Batavia, New York, which is about 150 miles from the Company's track, will re-open in the near future. This will likely increase attendance and handle at the track.

Liqiudity and Capital Resources
-------------------------------

In the first three (3) quarters of 2000, the funding of business operations and capital requirements for the Company will be substantially sourced from existing resources. The Company anticipates that it will borrow up to $4,000,000 in the fourth quarter of 2000 to fund ongoing capital improvements, provide working capital necessary to institute planned programs and events, and to replace the existing mortgages on the property.

The Company's current ratio at June 30, 2000 was approximately 1.3:1.

                   B. Capitalization and Shareholders' Equity

                             MID-STATE RACEWAY, INC.

                                 BALANCE SHEETS

                       June 30, 2000 and December 31, 1999

                                                                                    June 30,   December 31,
                                            ASSETS                                    2000        1999
                                                                                 ------------  ------------
       Current Assets
          Cash and cash equivalents                                              $   113,156   $ 1,113,529
          Cash restricted for purses, capital improvements and
             uncashed winning tickets                                                132,979       157,909
          Grant receivable                                                              --         233,751
          Accounts receivable, net of allowance for doubtful
             accounts of $25,000 in 2000 and $112,000 in 1999                        556,926       339,864
          Investments                                                                524,886       200,125
          Other current assets                                                       312,635       161,264
                                                                                 -----------   -----------
                    Total current assets                                           1,640,582     2,206,442

       Property, Plant and Equipment
          Land, racing plant and equipment                                        17,267,042    13,223,647
          Other Properties                                                           121,671       121,671
                                                                                 -----------   -----------
                                                                                  17,388,713    13,345,318
          Less accumulated depreciation                                           11,280,728    11,194,298
                                                                                 -----------   -----------
                                                                                   6,107,985     2,151,020

       Other Assets                                                                   65,776        29,265
                                                                                 $ 7,814,343   $ 4,386,727
                                                                                 ===========   ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities
          Accounts payable and accrued expenses                                  $ 1,251,877   $   964,070
          Current portion of real estate taxes payable                                36,000        72,000
          Uncashed winning tickets                                                     9,660        63,392
          Retention for capital improvements                                           5,593        84,272
                                                                                 -----------   -----------
                    Total current liabilities                                      1,303,130     1,183,734

       Real estate taxes payable, less current portion                               154,000        30,000
       Mortgages payable                                                           1,250,000     1,250,000
       Line of credit outstanding                                                    125,385          --
       Trustee claim                                                               2,826,479          --
       Deferred retirement benefits                                                     --       1,013,861

       Shareholders' equity
          Common stock, par value $.10 per share; authorized 10,000,000 shares;
           issued and outstanding 442,766 in 2000, 438,386 in 1999                    44,277        43,839
          Additional paid-in-capital                                               2,536,531     2,041,547
          Accumulated deficit                                                       (405,145)   (1,180,260)
          Accumulated other comprehensive income                                     (20,314)        4,006
                                                                                 -----------   -----------
                    Total shareholders' equity                                     2,155,349       909,132
                                                                                 -----------   -----------
                                                                                 $ 7,814,343   $ 4,386,727
                                                                                 ===========   ===========

                           Part II - Other Information

Item 1 through 5  -  Not applicable
-----------------------------------

Item 6  -  Exhibits and Reports on Form 8-K
-------------------------------------------

Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 2000.

Item 7 - Submission of Matters to a Vote of Securities Holders
--------------------------------------------------------------

There were no matters that were required to be submitted to a vote of securities holders for the three months ended June 30, 2000.

                                     Signatures
                                     ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MID-STATE RACEWAY, INC.

Date:          08/15/00              /s/  JOHN J. SIGNORELLI
              ------------           -------------------------------------------
                                     John J. Signorelli,  President &
                                     Chief Executive Officer

Date:          08/15/00              /s/  JAMES R. WISE
              ------------           -------------------------------------------
                                     James R. Wise, Treasurer and
                                     Principal Financial and Accounting Officer