Form 10-K/A
period 1999-12-31
MID STATE RACEWAY INC
filed 2004-01-30
CIK 65914

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K-A

---------------

(Mark One)

      (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) or

      ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

For the fiscal year ended December 31, 1999
Commission File Number 0-1607

MID-STATE RACEWAY, INC.
(Exact name of registrant as specified in its charter)

      NEW YORK                            15-0555258
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification Number)

   VERNON, NEW YORK                             13476
(Address or principal executive              (Zip Code)
offices)

Registrant's telephone number, including area code:
  (315) 829-2201

---------------

Securities registered pursuant to Section 12(b) of the Act:

  None.

Securities registered pursuant to Section 12(g) of the Act:

  COMMON STOCK $.10 PAR VALUE PER SHARE

      (Title of Class)

---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. YES X NO _

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of a specified date within 60 days prior to the date of filing.

  $2,988,670.50                           Class
                                    COMMON STOCK $.10 PAR VALUE

                                    Outstanding at July 1, 2000
                                           442,766 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

  None.

The total number of pages in this report is 39.

                                TABLE OF CONTENTS

                         FORM 10-K ANNUAL REPORT - 1999

                             MID-STATE RACEWAY, INC.


Part I                                                                                              Page
                                                                                                    ----
  Item 1. Business ............................................................................       1

  Item 2. Properties ..........................................................................       2

  Item 3. Legal Proceedings ...................................................................       2

  Item 4. Submission of Matters to a vote of Security Holders .................................       3

Part II

  Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters ........       3

  Item 6. Selected Financial Data .............................................................       5

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations       6

  Item 8. Financial Statements and Supplementary Data .........................................      10

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       23

Part III

 Item 10. Directors and Executive Officers of the Registrant ..................................      24

 Item 11. Executive Compensation ..............................................................      28

 Item 12. Security Ownership of Certain Beneficial Owners and Management ......................      28

 Item 13. Certain Relationships and Related Transactions ......................................      28



Part IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................      29

Exhibits

November 12, 1999 Current Report pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934 (Form 8-K)                                  Exhibit 32.1

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

The Company intends to be a leading participant in the harness racing industry by making its races attractive to off-track betting and simulcasting venues throughout the country. This will be accomplished through expanding the track from a 3/4-mile oval with a 1/4-mile chute to a 7/8-mile oval, drawing higher quality horses to the facility and establishing a program to make the track more attractive to high roller bettors. The program will utilize the Comfort Suites Hotel along with a betting point system to attract high rollers to be on its races. The Company also plans to reorganize its wagering programs in an innovative and exciting manner to attract additional wagering. Currently, approximately one-third of the fifteen billion dollars a year wagered on hors racing is wagered in New York State, either at race tracks or simulcast facilities. Management believes that the Company can capture a grater portion of this betting.

The Company is planning to focus its efforts in the year 2000 on developing a hospitality company on its grounds to accommodate both gaming and other forms of entertainment for wagering, junkets and special events hosted and promoted by the Company.

Generally, Mid-State Raceway is not in competition with other harness racing tracks in New York State for patrons. A thoroughbred race track, which conducts a day-time racing meet, is located about 110 miles from Vernon, New York, and competes to some extent for the Vernon Downs customers primarily on weekend dates. The Company continues to compete with the New York State Lottery and the Oneida Indian Nation's Turning Stone Casino, approximately 7 miles away in Verona, New York.

The Company's Board of Directors approved a year 2000 compliance action plan on December 15,1998. The Company completed the plan prior to December 31,2000. The cost of making the Company year 2000 compliant was less than $20,000 and was not material.

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

Item 3.  Legal Proceedings.

(a) In 1999, the Company settled a lawsuit brought by Richard C. Breeden, Trustee of the Bennett Funding Group, Inc., bankruptcy, where the Trustee claimed that $1,182,636.85 of corporate sponsorships previously paid to the Company were fraudulent transfers. The suit was settled for payment to the Trustee of 38,000 shares of the Company's stock.

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

Item 4.  Submission of Matters to a Vote of Securities Holders.

The annual meeting of the shareholders of the Company was held on June 25, 1999. At the meeting, four directors were elected to three-year terms that will expire in the year 2002. The four directors were Edward A. Kiley, Jeremiah Law, Robert Legler, DVM and Wesley E. Wendt.

The voting tabulation for the election of directors was as follows:

                                For              Abstain
                                ---              -------
      Edward A. Kiley         144,190               428
      Jeremiah Law            142,776             1,842
      Robert Legler, DVM      143,642               976
      Wesley E. Wendt, Sr.    143,686               932

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

                                                            Bid Prices
                                                            ----------

                                                   Year Ended December 31, 1999
                                                   ----------------------------

                                                     Low                  High
                                                     ---                  ----

            Quarter Ended March 31                 $  6.00              $  7.00

            Quarter Ended June 30                  $  7.00              $  7.00

            Quarter Ended September 30             $  6.75              $ 12.00

            Quarter Ended December 31              $  6.75              $  6.75

                                                           Bid Prices
                                                           ----------

                                                  Year Ended December 31, 1998
                                                  ----------------------------

                                                    Low                 High
                                                    ---                 ----

            Quarter Ended March 31                 $5.00                $5.00

            Quarter Ended June 30                  $5.00                $5.00

            Quarter Ended September 30             $5.00                $5.00

            Quarter Ended December 31              $5.00                $5.00

(b)   Approximate Number of Equity Security Holders

            Title of Class                Number of Record Holders
            --------------                ------------------------
            Common Stock, $.10                      540
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

Item 6.  Selected Financial Data.



                                                                                                                          9 Months
                                                                                                                           Ended
                                                                     Years Ended December 31,                           December 31,
                                                    1999              1998              1997              1996              1995
                                                -----------       -----------       -----------       -----------       -----------
OPERATING RESULTS
Number of racing days                                   114               122                77               115               122
Operating revenues:
 Pari-mutuel commissions and breakage           $ 6,014,277       $ 6,570,523       $ 5,626,308       $ 7,050,079       $ 7,121,567
                                                -----------       -----------       -----------       -----------       -----------
 Less payments to New York State                    266,508           265,102           231,965           297,001           219,317
 Breeders' Fund                                     185,167           220,886           180,167           238,859           271,316
 Purses                                             123,131           144,035           106,323           188,888           223,586
                                                -----------       -----------       -----------       -----------       -----------
                                                    574,806           630,023           518,455           724,748           786,219
                                                -----------       -----------       -----------       -----------       -----------
Net pari-mutual commissions and breakage          5,439,471         5,940,500         5,107,853         6,325,331         6,335,348
Admissions                                           68,843            70,925            61,740            92,655           123,522
Concessions and other revenues                      445,233           390,491           211,734           311,094           679,410
                                                -----------       -----------       -----------       -----------       -----------
  Total operating revenues                        5,953,547         6,401,916         5,381,327         6,729,080         7,138,280
                                                -----------       -----------       -----------       -----------       -----------
Operating expenses:
 Purses                                           1,992,214         1,886,450         1,298,244         2,259,038         2,378,086
 Other                                            5,461,606         5,335,835         4,694,672         5,880,547         5,223,229
                                                -----------       -----------       -----------       -----------       -----------
 Settlement of Lawsuit                             (380,000)               --                --                --                --
  Total operating expenses                        7,453,820         7,222,285         5,992,916         8,139,585         7,601,315
                                                -----------       -----------       -----------       -----------       -----------
  Loss from operations                           (1,500,273)         (820,369)         (611,589)       (1,410,505)         (463,035)
                                                -----------       -----------       -----------       -----------       -----------
Other income:
Special event income (loss), net                     41,418            97,846
 Commissions for capital improvements                    --            86,330            81,952           146,224           140,985
 Investment income (loss)                             6,598           (17,378)          (21,470)            6,367            31,434
 Interest Expense                                  (146,708)          (79,236)               --                --                --
Aid from state and local governments                233,751           372,750                --                --                --
Gain on sale of land                                     --           399,999                --                --                --
Gain on sale of other assets                             --            73,500                --                --                --
                                                -----------       -----------       -----------       -----------       -----------
  Total other income                               (135,059)          933,811            60,482           152,591           172,419
                                                -----------       -----------       -----------       -----------       -----------
  (Loss) before taxes on income                  (1,368,967)          113,442          (551,107)       (1,257,914)         (290,616)
Provision for taxes on income                         3,753               404          (329,758)          103,524            18,163
                                                -----------       -----------       -----------       -----------       -----------
  NET (LOSS) INCOME                             $(1,365,214)      $   113,038       $  (880,865)      $(1,361,438)      $  (308,779)
                                                ===========       ===========       ===========       ===========       ===========

Per share of common stock:
 Net (loss) income*                                  ($4.89)            $0.45            ($3.52)           ($5.44)          ($ 1.23)
 Cash dividends                                       $0.00             $0.00             $0.00             $0.00            $ 0.00
 Shareholders' equity                                ($3.25)            $1.75             $1.30             $4.82            $10.26

*Based on weighted average shares outstanding



FINANCIAL CONDITION
Current assets                                    2,206,442         1,274,200           466,963           694,165         1,228,020
Marketable securities - due after 1 year                 --                --                --            89,100           270,770
Net property, plant and equipment                 2,151,020         1,837,962         1,857,557         2,066,520         1,933,496
Other assets                                         29,265            77,606           105,903           454,062           576,462
                                                -----------       -----------       -----------       -----------       -----------
                                                  4,386,727         3,189,768         2,430,423         3,303,847         4,008,748
                                                ===========       ===========       ===========       ===========       ===========
Current liabilities                               1,183,734           634,814         1,090,507         1,186,621           508,558
Non-current liabilities                           2,293,861         2,115,861         1,013,861           908,011           929,731
Shareholders' equity                                909,132           439,093           326,055         1,209,215         2,570,459
                                                -----------       -----------       -----------       -----------       -----------
                                                  4,386,727         3,189,768         2,430,423         3,303,847         4,008,748
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

The Company operates a mutual operation in the hotel, which provided net pari-mutuel commissions and breakage from wagering in the approximate amount of $450,000 during 1999 which is down from $1,060,000 during 1998. The Company gained control of the hotel in May of 2000 and as a result thereof expects a substantial increase in commissions and breakage from the hotel in 2000 due to planned capital improvements, improved service and establishment of a program to attract high rollers to the hotel. Net corporate sponsorship of racing events decreased $4,886 from the previous racing season.

The current year operating expenses increased $231,535 compared to the year ended December 31, 1998. The principal cause for the increase was the settlement of a lawsuit. The Company incurred a $380,000 charge in connection with the settlement of a lawsuit commenced by Richard C. Breeden, Trustee of the Bennett Funding Group, Inc. and other related entities to recover payments in the amount $1,182,636.85 made to the Company from Bennett Funding Group and related entities between June 30, 1990 and January 26, 1996. That law suit was settled in 1999 by the transfer of 38,000 shares of the Company's common stock to the Trustee which were valued at $10 a share.

The Company's simulcast operations continued to offer a variety of racing from over 51 different harness and thoroughbred tracks from around the country and internationally during the year ended December 31, 1999. While the simulcast operation operates at a profitable margin, the revenues are not sufficient to cover the losses experienced through live racing.

Track management plans to substantially increase its core businesses of simulcasting and live racing by expanding the track to 7/8ths mile. This will make racing at the track more attractive to on track betters and betters from other locations. The expanded track will also draw higher quality horses to the facility which will in turn increase betting handle at the track. Management has established a program to utilize the Comfort Suites hotel along with a betting points system to attract high rollers to its facilities on a regular basis. Management also has extensive plans to utilize its facilities to sponsor and promote special events.

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

Statistical Comparison:

12 Months Ended December 31, 1999 vs. 12 Months Ended December 31, 1998

                                     Twelve Months Ended
                                         December 31,
                                                                        INCREASE
                                    1999              1998             (DECREASE)
                                    ----              ----             ----------
GROSS HANDLE:
 Live Harness                   $  7,036,061      $  8,230,547       $ (1,194,486)
 OTB & ITW                        10,625,173        12,266,211         (1,641,038)
 Thoroughbred Simulcast            4,696,240         4,619,987             76,253
 Harness Simulcast                 8,851,663        11,180,594         (2,328,931)
                                ------------      ------------       ------------
                                $ 31,209,137      $ 36,297,339       $ (5,088,202)

DAILY AVERAGE:
 Live Harness Handle            $     61,720      $     67,464       $     (5,744)
 OTB & ITW Handle                     93,203           100,543             (7,339)
 Attendance (155,279 in
   1999 & 183,949 in 1998)             1,362             1,508               (146)

 LIVE RACING DAYS                        114               122                 (8)


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

Subsequent Events

A suit was brought against Mid-State Raceway, Inc. alleging Breach of Contract and Fiduciary Duty with respect to the Company's decision to eliminate its Supplemental Retirement Benefit Plan in March of 1998. Subsequent to year end, that suit was settled for the issuance of 4,380 shares of common stock to the remaining beneficiaries under the Plan. The settlement of the lawsuit will result in substantial income to the Company in the first quarter of 2000 due to the elimination of a liability in the amount of $1,013,861 for deferred liability in connection with the Supplemental Retirement Benefit Plan, which was terminated.

Expansion of the track to 7/8ths of a mile has been successfully completed. Betting handle has increased as a result of the expanded track and stables are now entering higher quality courses in races at the track.

The track took over effective control of the Comfort Suites Hotel in May of 2000. The Company is currently renovating the restaurant and betting room at the Hotel, and has plans to renovate the 7th floor of the Hotel to provide suites for high rollers who they expect to attract to the facility. It is anticipated that betting at the Hotel will substantially increase as a result of the plan improvements to the hotel.

High Mountain Associates claims it has a valid mortgage on the hotel property with a principal balance due of approximately $6,000,000. The Company disputes this claim because at the time the mortgage was given, the owner of the hotel did not own the underlying land for the hotel and accordingly, the mortgage is not a valid lien on the hotel land and building. The trustee in the Bennett bankruptcy also claims ownership of the hotel. Currently, the Company, the Trustee of the Bennett bankruptcy, and High Mountain are in negotiations regarding High Mountain's mortgage claim, and the Trustee's claim. No legal action has been brought by any party, and the Company is optimistic that the claims can be settled with Company paying fair market value for hotel building in settlement of the Trustee's and High Mountain's claims.

Recent legislation in New York State allows Mid-State to institute a point system to reward its high roller betters. The point system can be used to attract high rollers in much the same way casinos attract high rollers. The point system combined with renovations to the hotel and the planned high roller program is expected to substantially increase simulcasting and live racing revenues. Recent legislation also makes it unlikely that Batavia downs, a harness racing facility in Batavia, New York, which is about 150 miles from the Company's track, will re-open in the near future. This will likely increase attendance and handle at the track.

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and the report of the independent accountants included here should be read in conjunction with the Company's Form 10-K filed concurrently for the years ended December 31, 2000, 2001, and 2002.

                             MID-STATE RACEWAY, INC.

                                 AND SUBSIDIARY

                                  CONSOLIDATED

                                FINANCIAL REPORT

                                DECEMBER 31, 1999



                       (URBACH KAHN AND WERLIN LLP LOGO)

                                          MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                                                        CONTENTS

Independent Auditor's Report......................................            11


Financial Statements

  Consolidated balance sheets.....................................            12
  Consolidated statements of operations...........................            13
  Consolidated statements of changes in shareholders' equity......            14
  Consolidated statements of cash flows...........................            15
  Notes to consolidated financial statements......................         16-23

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


                                                  /s/ Urbach Kahn & Worlin LLP
                                                  ----------------------------

Albany, New York
June 6, 2000

                                          MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS
                                                      DECEMBER 31, 1999 AND 1998

                                                                         1999            1998
                                                                         ----            ----
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                      $  1,113,529    $    437,241
    Cash restricted for purses, capital improvements and
      uncashed winning tickets                                          157,909          87,478
    Grant receivable                                                    233,751         122,750
    Other receivables, net of allowance for doubtful accounts of
      $112,000 in 1999 and $22,000 in 1998                              339,864         373,854
    Investments                                                         200,125              --
    Other current assets                                                161,264         252,877
                                                                   ------------    ------------
            Total current assets                                      2,206,442       1,274,200
                                                                   ------------    ------------

PROPERTY, PLANT AND EQUIPMENT

    Land, racing plant and equipment                                 13,223,647      12,718,605
    Other properties                                                    121,671         121,671
                                                                   ------------    ------------
                                                                     13,345,318      12,840,276
    Less accumulated depreciation                                    11,194,298      11,002,314
                                                                   ------------    ------------
                                                                      2,151,020       1,837,962
                                                                   ------------    ------------

OTHER ASSETS

    Other assets                                                         29,265          77,606
                                                                   ------------    ------------
                                                                         29,265          77,606
                                                                   ------------    ------------
                                                                   $  4,386,727    $  3,189,768
                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Current portion of real estate taxes payable                   $     72,000    $     72,000
    Accounts payable and accrued expenses                               964,070         482,768
    Uncashed winning tickets                                             63,392          59,258
    Retention for capital improvements                                   84,272          20,788
                                                                   ------------    ------------
            Total current liabilities                                 1,183,734         634,814
                                                                   ------------    ------------
REAL ESTATE TAXES PAYABLE, less current portion                          30,000         102,000
                                                                   ------------    ------------
MORTGAGES PAYABLE                                                     1,250,000       1,000,000
                                                                   ------------    ------------
DEFERRED RETIREMENT BENEFITS (Note 15)                                1,013,861       1,013,861
                                                                   ------------    ------------

CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY

    Common stock, par value $.10 per share;
      authorized 10,000,000 shares; issued and
      outstanding 438,386 shares in 1999, 250,386 in 1998                43,839          25,039
    Additional paid-in capital                                        2,041,547         225,347
    (Accumulated deficit) retained earnings                          (1,180,260)        188,707
    Accumulated other comprehensive income                                4,006              --
                                                                   ------------    ------------
            Total shareholders' equity                                  909,132         439,093
                                                                   ------------    ------------
                                                                   $  4,386,727    $  3,189,768
                                                                   ============    ============


                                 See Notes to Consolidated Financial Statements.

                                          MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                   FOR THE YEAR           FOR THE YEAR           FOR THE YEAR
                                                                      ENDED                   ENDED                  ENDED
                                                                    DECEMBER 31,            DECEMBER 31,          DECEMBER 31,
                                                                       1999                    1998                   1997
                                                                (114 RACING DAYS)       (122 RACING DAYS)       (77 RACING DAYS)
                                                                -----------------       -----------------       ----------------
Operating revenues:
    Net pari-mutuel commissions and breakage from wagering:

      Vernon Downs Harness                                             $ 1,230,005          $ 1,454,373          $ 1,054,039
      Off-track betting (OTB) and inter-track wagering (ITW )            1,613,935            1,514,899            1,369,151
      Simulcasting                                                       2,595,531            2,971,228            2,684,663
                                                                       -----------          -----------          -----------
                                                                         5,439,471            5,940,500            5,107,853
    Admissions                                                              68,843               70,925               61,740
    Concessions and special events                                         236,456              290,903              109,236
    Corporate sponsors                                                      27,500               22,614                5,000
    Other revenues                                                         222,695              174,820               97,498
                                                                       -----------          -----------          -----------
            Total operating revenues                                     5,994,965            6,499,762            5,381,327
                                                                       -----------          -----------          -----------
Operating expenses:
    Purses                                                               1,992,214            1,886,450            1,298,244
    Payroll                                                              1,524,236            1,484,055            1,240,253
    Taxes, other than income                                               401,921              386,807              384,469
    Outside services and rentals                                           209,434              563,342              381,483
    Utilities                                                              469,621              448,049              434,458
    Simulcasting expenses                                                  994,934            1,010,918              999,772
    Depreciation                                                           191,984              197,667              233,356
    Bad debts                                                               91,586               18,837                9,905
    Settlement of lawsuit (Note 15)                                        380,000                   --                   --
    Other expenses                                                       1,197,890            1,226,160            1,010,976
                                                                       -----------          -----------          -----------
            Total operating expenses                                     7,453,820            7,222,285            5,992,916
                                                                       -----------          -----------          -----------
Loss from operations                                                    (1,458,855)            (722,523)            (611,589)
                                                                       -----------          -----------          -----------
Other income (loss):
    Commissions for capital improvements                                        --               86,330               81,952
    Aid from state and local governments                                   233,751              372,750                   --
    Gain on sale of land                                                        --              399,999                   --
    Gain on sale of other assets                                                --               73,500                   --
    Investment income (loss)                                                 6,598              (17,378)             (21,470)
    Interest expense                                                      (146,708)             (79,236)                  --
                                                                       -----------          -----------          -----------
            Total other income (loss)                                       93,641              835,965               60,482
                                                                       -----------          -----------          -----------
(Loss) income before provision for federal and state
    income taxes                                                        (1,365,214)             113,442             (551,107)
                                                                       -----------          -----------          -----------
Provision for federal and state income taxes:
    Currently payable                                                        3,753                  404                2,326
    Deferred                                                                    --                   --              327,432
                                                                       -----------          -----------          -----------
            Total provision for federal and state income taxes               3,753                  404              329,758
                                                                       -----------          -----------          -----------
Net (loss) income                                                      $(1,368,967)         $   113,038          $  (880,865)
                                                                       ===========          ===========          ===========
(Loss) income per common share - based on weighted
    average shares outstanding                                         $     (4.89)         $      0.45          $     (3.52)
                                                                       ===========          ===========          ===========
Cash dividends per share                                               $        --          $        --          $        --
                                                                       ===========          ===========          ===========




                                 See Notes to Consolidated Financial Statements.

                                          MID-STATE RACEWAY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                 COMMON STOCK                       (ACCUMULATED   ACCUMULATED
                                                                        ADDITIONAL    DEFICIT)/       OTHER
                                              ISSUED AND OUTSTANDING     PAID-IN      RETAINED    COMPREHENSIVE
                                               SHARES      AMOUNT        CAPITAL      EARNINGS       INCOME          TOTAL
                                               ------      ------        -------      --------       ------          -----

Balances at January 1, 1997                   250,386   $    25,039   $   225,347   $   956,534    $  2,295       $ 1,459,601
Net loss for the year                              --            --            --      (880,865)         --          (880,865)
Change in unrealized gain on
 securities available for sale                     --            --            --            --      (2,295)           (2,295)
                                              -------   -----------   -----------   -----------    --------       -----------
Balances at December 31, 1997                 250,386        25,039       225,347        75,669          --           326,055
Net income for the year and
 comprehensive income                              --            --            --       113,038          --           113,038
                                              -------   -----------   -----------   -----------    --------       -----------
Balances at December 31, 1998                 250,386        25,039       225,347       188,707          --           439,093
Comprehensive income (loss)
    Net loss for the year                          --            --            --    (1,368,967)         --        (1,368,967)
    Unrealized gain on securities
      available for sale                           --            --            --            --       4,006             4,006
                                                                                    -----------    --------       -----------

          Total comprehensive income (loss)        --            --            --    (1,368,967)      4,006        (1,364,961)
Issuance of common stock through
    private placement, net of issuance
    costs of $45,000                          150,000        15,000     1,440,000            --          --         1,455,000
Issuance of common stock for settlement
  of lawsuit (Note 15)                         38,000         3,800       376,200            --          --           380,000
                                              -------   -----------   -----------   -----------    --------       -----------
Balances at December 31, 1999                 438,386   $    43,839   $ 2,041,547   $(1,180,260)   $  4,006       $   909,132
                                              =======   ===========   ===========   ===========    ========       ===========




                                 See Notes to Consolidated Financial Statements.

                                          MID-STATE RACEWAY, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                               FOR THE YEAR         FOR THE YEAR        FOR THE YEAR
                                                                   ENDED               ENDED                ENDED
                                                                DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                                    1999                1998                1997
                                                              (114 RACING DAYS)   (122 RACING DAYS)    (77 RACING DAYS)
                                                              -----------------   -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                           $(1,368,967)        $   113,038         $  (880,865)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
         Settlement of lawsuit                                      380,000                 --                   --
         Depreciation                                               191,984             197,667             233,382
         Deferred income taxes                                           --                  --             327,432
         Allowance for (recoveries of) doubtful accounts             90,000              15,000             (23,000)
         Gain on sale of other assets                                    --             (73,500)             (4,769)
         Loss on sale/disposal of equipment                              --              14,596               1,431
         Gain on sale of land                                            --            (399,999)                 --
         Changes in:
            Restricted cash                                         (70,431)            (25,268)            128,332
            Accounts and grants receivable                         (167,011)           (324,588)             39,880
            Prepaid expenses                                         91,613            (231,137)             27,371
            Other assets                                             48,341             (20,703)             22,257
            Real estate taxes payable                               (72,000)            174,000                  --
            Accounts payable                                        481,302            (545,529)            146,413
            Purse funds                                                  --                  --            (103,210)
            Uncashed winning tickets                                  4,134              (2,952)            (25,122)
            Retention for capital improvements                       63,484              20,788                  --
            Deferred retirement benefits                                 --                  --              (1,715)
                                                                -----------         -----------         -----------
               Net cash used in operating activities               (327,551)         (1,088,587)           (112,183)
                                                                -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturities and sales of available-for-
      sale investment securities                                         --                  --              104,093
    Purchase of available-for-sale investment securities           (196,119)                 --                  --
    Proceeds from sale of other assets                                   --             122,500                  --
    Proceeds from sale of equipment                                      --                 501               1,200
    Proceeds from sale of land                                           --             400,000                  --
    Purchase of properties and equipment                           (505,042)           (193,170)            (33,654)
                                                                -----------         -----------         -----------
               Net cash provided by (used in) investing
                 activities                                        (701,161)            329,831              71,639
                                                                -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from mortgage loan                                     250,000           1,000,000                  --
    Net proceeds from sale of stock                               1,455,000                  --                  --
                                                                -----------         -----------         -----------
               Net cash provided by financing activities          1,705,000           1,000,000                  --
                                                                -----------         -----------         -----------
Net increase (decrease) in cash                                     676,288             241,244             (40,544)
Cash at beginning of year                                           437,241             195,997             236,541
                                                                -----------         -----------         -----------
Cash at end of year                                             $ 1,113,529         $   437,241         $   195,997
                                                                ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION

      Cash paid during the year for:

         Interest                                               $   137,958         $   120,000         $        --
         Income taxes                                           $        --         $       712         $     2,353
                                                                ===========         ===========         ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES
      Equipment returned upon termination of capital
          lease agreement                                       $        --         $        --         $     6,630
                                                                ===========         ===========         ===========

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

            The estimated useful life to the various classes of assets on which current provisions were based are as follows:


Land improvements                                     5 to 20 years
Buildings and improvements                           10 to 40 years
Other structures                                 15 to 31 1/2 years
Equipment                                             3 to 20 years

                                          MID-STATE RACEWAY, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      RECLASSIFICATIONS:

            Certain balances in prior year financial statements have been reclassified for comparative purposes. The amount initially classified in previously issued financial statements as other loss, settlement of lawsuit (Note 15) has been reclassified to operating expenses.

                                          MID-STATE RACEWAY, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3. OTHER RECEIVABLES

      Other receivables consist of the following at December 31, 1999 and 1998:

                                         1999       1998
                                         ----       ----
Shift adjustments                      $156,928   $113,390
Sale of other assets                       --      122,500
Commissions                              87,532     96,939
Other                                   207,404     63,025
                                        -------     ------
            Total                       451,864    395,854
Less allowance for doubtful accounts    112,000     22,000
                                        -------     ------
            Other receivables, net     $339,864   $373,854
                                        =======     ======

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

                                                                          CONSOLIDATED
                                                  MSD          MSR            1999            1998
                                                  ---          ---            ----            ----
Land, racing plant, and equipment:

    Land                                      $        --   $    77,802   $    77,802     $    77,802
    Land improvements                                  --     1,414,619     1,414,619       1,366,319
    Buildings and improvements                         --     7,240,478     7,240,478       7,022,160
    Equipment                                      11,960     4,309,347     4,321,307       4,250,006
    Construction in progress                         --         169,441       169,441           2,318
                                              -----------   -----------   -----------     -----------
                                                   11,960    13,211,687    13,223,647      12,718,605
Other properties:
    Land                                          121,671            --       121,671         121,671
                                              -----------   -----------   -----------     -----------
                                                  133,631    13,211,687    13,345,318      12,840,276
Less accumulated depreciation                       1,709    11,192,589    11,194,298      11,002,314
                                              -----------   -----------   -----------     -----------
                                              $   131,922   $ 2,019,098   $ 2,151,020     $ 1,837,962
                                              ===========   ===========   ===========     ===========

                                          MID-STATE RACEWAY, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   REAL ESTATE TAXES PAYABLE

          In May 1998, Oneida County and MSR entered into an agreement whereby MSR would make 36 monthly installments of $6,000, commencing May 29, 1998, to satisfy its liability to Oneida County for nonpayment of 1997 property taxes, totaling $216,000, levied against MSR by Oneida County in 1997.

          Future payments required under this agreement are as follows:

2000                                                        $  72,000
2001                                                           30,000
                                                            ---------
Total real estate taxes payable                               102,000
Less current portion                                           72,000
                                                            ---------
Real estate taxes payable, net of current portion           $  30,000
                                                            =========



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

                                                          DECEMBER 31
                                              1999                            1998
                                    ---------------------------   ---------------------------
                                     TEMPORARY                     TEMPORARY
                                    DIFFERENCE      TAX EFFECT     DIFFERENCE    TAX EFFECT
                                    ----------      ----------     ----------    ----------
Deferred compensation                $ 1,013,000   $    376,800   $ 1,013,000   $     376,800
Net operating loss carryforwards       4,080,000      1,387,000     2,800,000         952,000
Other                                     14,000          5,600       (4,000)         (1,600)
                                     -----------   ------------   -----------   -------------
                                       5,107,000      1,769,400     3,809,000       1,327,200
Less valuation allowance                       -    (1,769,400)             -     (1,327,200)
                                     -----------   ------------   -----------   -------------
                                     $ 5,107,000   $          -   $ 3,809,000   $           -
                                     ===========   ============   ===========   =============



          MSR determined that an increase in the valuation allowance at December 31, 1999 was appropriate because of uncertainty concerning the MSR's ability to utilize net operating loss carryforwards in future years.

          The net operating loss carryforward will expire at various dates from December 31, 2009 through December 31, 2013.

          A reconciliation of the provision for income taxes to the statutory amount is as follows:

                               [                      FOR THE YEAR ENDED DECEMBER 31                  ]
                                           1999                     1998                  1997
                                ---------------------     --------------------    --------------------
                                    AMOUNT        %         AMOUNT          %       AMOUNT        %
                                    ------        -         ------          -       ------        -
Statutory federal income tax
 (benefit)                      $   (465,000)   (34.0)    $   38,500      34.0    $ (188,000)    (34.0)
Variances from statutory rate:
 Add state income tax, net
  of federal tax benefit               3,753      0.3            404       0.4         2,326       0.4
Increase (decrease) in
 valuation allowance                 442,000     32.3        (26,800)    (23.6)      502,100      91.0
Prior year's tax                           -        -              -         -             -         -
Other                                 23,000      1.7        (11,700)    (10.4)       13,332       2.4
                                ------------    -----     ----------      ----    ----------     -----
Effective tax                   $      3,753      0.3     $      404       0.4    $  329,758      59.8
                                ============    =====     ==========      ====    ==========     =====



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

NOTE 10.  COMMISSIONS FOR CAPITAL IMPROVEMENTS

          In July 1983, legislation was passed permitting Upstate New York harness tracks to apply for an increase of 1% on-track regular and multiple bet pools and -1/2 of 1% from OTB regular and multiple bet pools. Under the law and subject to the approval of the New York State Racing and Wagering Board, these additional funds must be used for capital improvements or a portion may be used for advertising. MSR elected to increase such commissions effective September 14, 1983.

NOTE 11.  INVESTMENT (LOSS) INCOME

          Investment (loss) income consisted of the following for the years ended December 31, 1999, 1998, and 1997:

                                                                    DECEMBER 31
                                                       1999            1998          1997
                                                       ----            ----          ----
Interest and dividends                             $    27,921     $     6,753    $      787
Equity in earnings (loss) of 50%-owned company         (21,323)        (24,131)      (22,257)
                                                   -----------     -----------    ----------
                                                   $     6,598     $   (17,378)   $  (21,470)
                                                   ===========     ===========    ==========

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

          FORMER MAJORITY SHAREHOLDER

          In March 1998, MSR provided financial information to a bankruptcy trustee relating to approximately $1,200,000 of corporate sponsorships it received over a period of years from bankrupt affiliates of its former majority shareholder. Subsequently, the trustee commenced a lawsuit against MSR to recover these payments, based on the theory of fraudulent conveyance. On November 5, 1999, MSR issued 38,000 shares of common stock, valued at $10 per share, to the trustee in full settlement of the claim. The settlement of this lawsuit, classified in previously issued financial statements as an other loss, has been reclassified to operating expenses in the December 31, 1999 consolidated statement of operations.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The directors and executive officers of the Company as of August 1, 2000 are as follows:

                                                Common Shares
                                                Beneficially
                           Became               Owned as of
  Name and Age             Director         December 31, 1998        Percent
  ------------             --------         -----------------        -------
  Abe Acee, Jr.            1997                      200                **

  Patrick Bombardo         1998                      100                **

* Justice M. Cheney        1997                      270                **

* Dominic Giambona         1999                   68,833             15.70%

* Thomas M. Hunter         1997                        0                **

  Edward A. Kiley          1999                      250                **

* Jeremiah Law             1997                      510                **

  Dr. Robert Legler, DVM   1999                        0                **

  James J. Moran           1986                      100                **

  Paul V. Noyes            1998                   10,600              2.42%

* John J. Signorelli       1999                   68,833             15.70%

  Wesley E. Wendt, Sr.     1999                    1,134                **

  James R. Wise            ----                      100                **


*     Member of Executive Committee

**    Less than one percent

                                                Common Shares
                                                Beneficially
                           Became               Owned as of
  Name and Age             Director         December 31, 1998        Percent
  ------------             --------         -----------------        -------
All officers and
 directors as a group
 (including individuals
 named above)                                        151,030           34.45%


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

THOMAS M. HUNTER (age 53) has served as a Director since December, 1997. Mr. Hunter has been a licensed standardbred trainer from 1980 to the present and is licensed as such by the New York State Racing and Wagering Board. Mr. Hunter is currently employed by H&B Marketing working in the area of advertising sales. Prior to 1992, Mr. Hunter was a self-employed businessman working in telecommunications management, marketing sales and development.

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

JEREMIAH LAW (age 48) has served as a Director since December, 1997. He is the proprietor of the Squat and Gobble Restaurant in Vernon, New York.

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

PAUL V. NOYES (age 68) is a prominent area lawyer with an office in Sherrill, New York. Mr. Noyes, a former shareholder of Mid-State Raceway, Inc. (1968-1993), is a graduate of Hamilton College and Cornell University Law School. He is a Board Member of the Mid-York Foundation, Kenwood Benevolent Society, Oneida Community Mansion House, Madison County Children's Camp, Mid-York Library System, and serves as a Treasurer for the Madison County Democrat Committee.

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

Name and Principal Position         Year     Salary     Bonus     Other
---------------------------         ----     ------     -----     -----
John J. Signorelli                  1999                         $26,000
(President and Chief Executive
Officer from September 8, 1999)

Justice M. Cheney                   1999    $42,692
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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(a)       1.      Financial Statements                                                  Page
                  --------------------                                                  ----
                      Included in Part II, Item 8 of this report
                    Independent Auditor's Report                                          10

                      Consolidated Balance Sheets,
                    December 31, 1999 and 1998                                            11

                     Consolidated Statements of Operations,

                    Years Ended December 31, 1999, 1998 and 1997                          12

                      Consolidated Statements of Changes in Shareholders'
                    Equity, Years Ended December 31, 1999,
                    December 31, 1998 and December 31, 1997                               13

                     Consolidated Statements of Cash Flows,

                    Years Ended December 31, 1999, 1998 and 1997                          14

                      Notes to Consolidated Financial Statements                       15-22

          2.      Consolidated Financial Statement Schedules

                  Schedules have been omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

(b)       Reports on Form 8-K

      A Form 8-K was filed for the quarter ended December 31, 1999. The Form 8-K is attached as Exhibit "A".

ITEM 15.  Exhibit 32.1  Sarbanes-Oxley Certifications

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized in the Village of Vernon, State of New York, on the 8th day of August, 2000.

                                              MID-STATE RACEWAY, INC.

                                              By:  /s/John J. Signorelli
                                                 -------------------------
                                                 John J. Signorelli,
                                                 President and Chief
                                                 Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                      Date
---------                                   -----                      ----
S/_______________________           President, Chief Executive        8/8/00
John J. Signorelli                          Officer and Director

S/_______________________           Executive Vice President          8/8/00
Dominic A. Giambona                 and Director

S/_______________________           Vice President, General           8/8/00
Justice M. Cheney                   Manager and Director

S/___________________               Secretary and Director            8/8/00
Paul V. Noyes

S/___________________               Treasurer (Principal              8/8/00
James R. Wise                       Financial and Accounting
                                            Officer

S/___________________               Director                          8/8/00
Abe Acee, Jr.

S/___________________               Director                          8/8/00
Patrick Bombardo

Signature                                   Title                      Date
---------                                   -----                      ----
_____________________               Director                          8/  /00
Thomas M. Hunter

S/___________________               Director                          8/8/00
Edward A. Kiley

_____________________               Director                          8/  /00
Jeremiah Law

S/___________________               Director                          8/8/00
Dr. Robert Legler, DVM

S/___________________               Director                          8/8/00
James J. Moran

_____________________               Director                          8/  /00
Wesley E. Wendt, Sr.