Form 10-Q
period 2000-09-30
MID STATE RACEWAY INC
filed 2004-01-30
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

          Commission File No. 0-1607
                              ------


                             MID-STATE RACEWAY, INC.
--------------------------------------------------------------------------------
      (Exact name of Registrants as specified in their respective charters)


             New York                                  15-0555258
------------------------------------        ------------------------------------
  (State or Other Jurisdiction of             (IRS Employer Identification No.)
   Incorporation or Organization)


       PO Box 860, Vernon, New York                         13476
-----------------------------------------------        -----------------
  (Address of Principal Executive Offices)                 (Zip Code)

       Registrant's Telephone Number, Including Area Code: (315) 829-2201
                                                           --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] YES        [X] NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ] YES        [X] NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                 Outstanding September 30, 2000
         -----                                 ------------------------------
common stock, $0.10 par value                          442,766 shares

TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
          -September 30, 2000 and December 31, 1999..........................3

          Consolidated Statements of Operations
          -Three months ended September 30, 2000 and September 30, 1999
          -Nine months ended September 30, 2000 and September 30, 1999.......5

          Consolidated Statements of Cash Flows
          -Six months ended September 30, 2000 and September 30, 1999........6

          Notes to Consolidated Financial Statements.........................7

Item 2.   Management's Discussion and Analysis of the Financial
              Condition and Results of Operations............................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........10

Item 4.   Controls and Procedures...........................................10


PART II.      OTHER INFORMATION

Item 1.   Legal Proceedings.................................................11

Item 2.   Changes in Securities and Use of Proceeds.........................11

Item 3.   Defaults Upon Senior Securities...................................11

Item 4.   Submission of Matters to a Vote of Security Holders...............11

Item 5.   Other Information.................................................12

Item 6.   Exhibits and Reports on Form 8-K..................................12

Signatures
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                             (UNAUDITED)
                                                            SEPTEMBER 30,     DECEMBER 31,
                           ASSETS                               2000             1999
                                                            -------------     ------------
CURRENT ASSETS
   Cash and cash equivalents                                 $   274,722      $ 1,113,529
   Cash restricted for purses, capital improvements and
      uncashed winning tickets                                    81,419          157,909
   Grant receivable                                                   --          233,751
   Accounts receivable, net of allowance for doubtful
      accounts of $25,000 in 2000 and $112,000 in 1999           439,222          339,864
   Investments                                                   302,567          200,125
   Other current assets                                          168,550          161,264
                                                             -----------      -----------
         Total current assets                                  2,206,442
                                                                                1,266,480

PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment                           16,703,314       13,223,647
   Other Properties                                              121,671          121,671
                                                             -----------      -----------
                                                              16,824,985       13,345,318
   Less accumulated depreciation                              11,356,005       11,194,298
                                                             -----------      -----------
                                                               5,468,980        2,151,020

OTHER ASSETS                                                      60,776           29,265

                                                             $ 6,796,236      $ 4,386,727
                                                             ===========      ===========


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                            (UNAUDITED)
                                                                            SEPTEMBER 30,      DECEMBER 31,
              LIABILITIES AND SHAREHOLDERS' EQUITY                              2000              1999
                                                                            -------------      ------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                     $ 1,655,320       $   964,070
   Line of credit                                                                 54,697                --
   Current portion of long term debt                                           3,742,291                --
   Current portion of real estate taxes payable                                   30,000            72,000
   Uncashed winning tickets                                                        9,860            63,392
   Retention for capital improvements                                             30,299            84,272
                                                                             -----------       -----------
         Total current liabilities                                             5,522,467         1,183,734

REAL ESTATE TAXES PAYABLE, LESS CURRENT PORTION                                  154,053            30,000

LONG TERM DEBT, NET OF CURRENT PORTION                                           375,935         1,250,000

DEFERRED RETIREMENT BENEFITS                                                          --         1,013,861

SHAREHOLDERS' EQUITY
   Common stock, par value $.10 per share;authorized 10,000,000 shares;
      issued and outstanding 442,766 in 2000; 438,386 in 1999                     44,277            43,839
   Additional paid-in-capital                                                  2,084,909         2,041,547
   (Accumulated deficit)                                                      (1,391,954)       (1,180,260)
   Accumulated other comprehensive income                                          6,549             4,006
                                                                             -----------       -----------
         Total shareholders' equity                                              743,781           909,132
                                                                             -----------       -----------

                                                                             $ 6,796,236       $ 4,386,727
                                                                             ===========       ===========

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Three Months Ended               Nine Months Ended
                                                September 30,     September 30,     September 30,     September 30,
                                                    2000              1999              2000              1999
                                                 50 Racing         50 Racing         73 Racing         104 Racing
                                                    Days              Days              Days              Days
                                                -------------     -------------     -------------     -------------
                                                          (Unaudited)                                  (Unaudited)

Operating Revenues                               $ 2,615,666       $ 1,916,627       $ 5,727,031       $ 4,785,375

Operating Expenses                                 3,133,972         2,609,162         6,448,977         5,683,872
                                                 -----------       -----------       -----------       -----------

Income (loss) from operations                       (518,306)         (692,535)         (721,946)         (898,497)
                                                 -----------       -----------       -----------       -----------

Other income (loss):
   Special events income (loss), net                (408,083)           36,420          (408,083)           44,630
   Commissions for Capital Improvements              (22,753)               --                --                --
   Aid from state and local governments              101,960                --           138,209                --
   Investment income                                 (17,691)            1,793            17,735             9,787
   Interest expense                                 (121,228)          (37,084)         (206,962)         (105,000)
                                                 -----------       -----------       -----------       -----------
      Total other income (loss)                     (467,795)            1,129          (459,101)          (50,583)
                                                 -----------       -----------       -----------       -----------

Income (loss) before provision for taxes on
   income and extraordinary income                  (986,101)         (691,406)       (1,181,047)         (949,080)
                                                 -----------       -----------       -----------       -----------

Provision for taxes on income:
   Currently payable                                    (708)               --              (708)               --
   Deferred benefit                                       --                --           376,800                --
                                                 -----------       -----------       -----------       -----------
                                                          --                --           376,092                --
                                                 -----------       -----------       -----------       -----------

Income (loss) before extraordinary item             (986,809)         (691,406)         (804,955)         (949,080)

Extraordinary item - Gain on
   extinguishment of deferred
   benefit liability,net of deferred
   income taxes                                           --                --           593,261                --
                                                 -----------       -----------       -----------       -----------

Net income (loss)                                $  (986,809)      $  (691,406)      $  (211,694)      $  (949,080)
                                                 ===========       ===========       ===========       ===========

Income (loss) per common share - basic
   and diluted:
   Income (loss) before extraordinary item       $     (1.71)      $     (2.76)      $     (2.67)      $     (3.79)
                                                 ===========       ===========       ===========       ===========
   Extraordinary item                                     --                --       $      1.34                --
                                                 ===========       ===========       ===========       ===========
   Net income (loss)                             $     (1.71)      $     (2.76)      $     (0.48)      $        --
                                                 ===========       ===========       ===========       ===========
Cash dividend per share                          $        --       $        --       $        --       $        --
                                                 ===========       ===========       ===========       ===========


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                                        2000            1999
                                                                   -------------    -------------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                         $  (211,694)      $(949,080)

   Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
      Depreciation                                                      161,707         125,150
      Extinguishment of deferred benefit liability                     (593,261)             --
      Deferred tax benefit                                             (376,800)             --
      Realized and unrealized (gain) loss on investments                  2,543              --
      Imputed interest expense                                           67,299              --
      Change in allowance for doubtful accounts                         (87,000)             --
   Changes in:
      Restricted cash                                                    76,490         (61,894)
      Accounts and grants receivable                                    221,393         305,004
      Other current expenses                                             81,714          39,592
      Other assets                                                      (31,511)         36,149
      Real estate taxes payable                                          82,053         (54,000)
      Accounts payable                                                  346,250         618,961
      Uncashed winning tickets                                          (53,532)        (50,767)
      Retention for capital improvements                                (53,973)         56,105
                                                                    -----------       ---------

         Net cash used in operating activities                         (368,322)         65,220
                                                                    -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities and sales of available-for-sale
         investment securities                                          228,451              --
      Purchase of available-for-sale investment securities             (330,893)             --
      Purchase of properties and equipment                             (868,667)       (280,688)
                                                                    -----------       ---------

         Net cash used in investing activities                         (971,109)       (280,688)
                                                                    -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt                                                524,328         250,000
      Principal payments on capital leases                              (23,704)             --
                                                                    -----------       ---------
         Net cash provided by financing activities                      500,624         250,000
                                                                    -----------       ---------

Net increase (decrease) in cash                                        (838,807)         34,532

Cash, beginning of period                                             1,113,529         437,241
                                                                    -----------       ---------

Cash, end of period                                                 $   274,722       $ 471,773
                                                                    ===========       =========


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements of Mid-State Raceway, Inc. and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in the Company's annual report filed on Form 10-K. In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for interim periods. Results shown for the latest interim period are not necessarily indicative of the results to be obtained for a full fiscal year.

The unaudited financial statements include the accounts of the Company and its subsidiary. These financial statements have not been reviewed by independent accountants as required. Upon completion of a review, an amendment to this Form 10Q will be filed if necessary. All material intercompany transactions and balances have been eliminated in consolidation.

2.   COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

                                                      Nine Months ended
                                               Sept. 30, 2000  Sept. 30, 1999
                                               --------------  --------------

Net loss                                         $(211,694)      $(949,080)
Other comprehensive loss:
Unrealized gain on securities available for
sale, net of tax effect of $1,695 in 2000            2,543              --
                                                 ---------       ---------
Comprehensive loss                               $(209,151)      $(949,080)
                                                 =========       =========

3.   REAL ESTATE TAXES PAYABLE

Amounts recorded for real estate taxes at September 30, 2000 as a result of an agreement with Oneida County in 1998 were not paid in 2001 and became delinquent. Certain of these amounts were repaid in 2002 and the remaining amounts will be paid in monthly instalments of $10,000 per month from March 2003 to December 2003 and $16,974 per month from January 2004 to December 2005 pursuant to a revised agreement with the County of Oneida.

4.   LINE OF CREDIT

The revolving line of credit in the amount of $351,000 was terminated in October 2001 and fully repaid in January 2002.

5.   LONG-TERM DEBT

During 2000 and 2001 the Company was in default on certain long-term debt due to non-payment of interest and/or principal. In March 2002 substantially all of the Company's long-term debt was refinanced through an $8,500,000 mortgage loan agreement with ALL Capital, LLC (an unaffiliated company). The refinancing included repayment of a $700,000 line of credit agreement which was initiated in 2001.

6.   PURCHASE OPTION AGREEMENT

In September 2001 the Board of Director's authorized its President and Chief Executive Officer to execute an exclusive option agreement for the sale of the Company to a group of private purchasers. Consistent with the execution of the option agreement the purchasers provided a $700,000 line of credit previously discussed. In June 2002 management notified the group of purchasers that option agreement had been terminated. As a result of the termination the Company may be required to pay $130,000 to the group.

7.   STOCK WARRANTS

In November 2000 the Company voted to issue two warrants to two former officers of the Company to allow them to purchase until November 4, 2004 150,000 shares at $10 per share.

In addition, in November 2000 a board member was granted a warrant to purchase 7,500 shares at $10 per share with an expiration date of November 2004 and another board member was granted a warrant to purchase 2,500 shares of stock at $10 per share through August 2004.

None of the above warrants were ever issued by the Company.

8.   DELINQUENT SECURITIES AND EXCHANGE COMMISSION (SEC) FILINGS

The Company is delinquent in filing a number of periodic reports, including annual and quarterly financial information, required to be filed with the SEC. The consequences of the Company's failure to file these reports and the actions, if any, that the SEC might initiate against the Company in this connection, are not presently determinable.

9.   NEW YORK STATE RACING AND WAGERING BOARD COMPLIANCE AUDIT

During early 2001, the New York State Racing and Wagering Board (the Board) reviewed the Company's compliance with the Board's policies and procedures. In March 2001, the Board issued a report documenting numerous instances of non-compliance with applicable Board statutes, rules, and regulations. This report was also critical of certain business and managerial practices. The Board also fined the Company's President and CEO $5,000 for non-compliance. On March 28, 2001, the Board granted a limited 90-day track and simulcast license. Further, the Board required the Company to demonstrate compliance and continued financial viability over the 90-day period in order to receive a racing license for the 2001 live racing season. On June 21, 2001, the Board approved the Company's track and simulcast license for the remainder of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OPERATING REVENUES

Operating revenues for the nine months ended September 30, 2000 increased by $941,656 or 20% and increased by $699,039 or 36% for the quarter ended September 30, 2000 when compared to the same periods ending September 30, 1999.

The increase in operating revenues for both periods is mainly the result of the inclusion of revenue from room rentals from the hotel acquired in June 2000 and food and beverage concessions now operated by the Company. This revenue offset a decrease in wagering and simulcast revenue due to a decline in racing days for the nine months ended September 30, 2000 from 104 to 73 when compared to the nine months ended September 30, 1999.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2000 increased 20% or $524,810 when compared to the quarter ended September 30, 1999 mainly due to startup costs and increased food, beverage and utility costs from operating the hotel acquired in June 2000.

For the nine months ended September 30, 2000, operating expenses were $765,105, or 13% higher than for the same period in 1999. The increased expenses represent increased costs of payroll and benefits, utilities, and food and beverage costs related to the increase in revenue discussed previously.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 2000 was $121,228 versus $37,084 for the same quarter in 1999. The expense for the nine months ended September 30, 2000 was $206,962 versus $105,000 for the nine months ended September 30, 1999 and is due to increases in the amount of long-term debt in the last twelve months to fund operations, and startup costs related to acquiring the hotel.

INCOME TAXES

Income tax expense was not significant in the quarter ended September 30, 2000 and September 30, 1999 because of operating losses incurred.

Income tax expense of $376,092 for the nine months ended September 30, 2000 represents the tax effect of the extraordinary gain recognized in 2000 for the extinguishment of the deferred retirement liability. There was no provision for the nine months ended September 30, 1999 due to operating losses incurred.

NET LOSS

The net loss for the quarter ended September 30, 2000 was more than the loss incurred for the quarter ended September 30, 1999 by $295,403 mainly due to losses from special events of $408,083 in the 2000 quarter because of poor attendance and inclement weather.

For the nine months ended September 30, 2000 the net loss was $211,694 versus $949,080 for the nine months ended September 30, 1999 mainly due to increased interest expense in 2000 and the extraordinary gain on extinguishment of the deferred retirement liability recognized in 2000.

The increased operating revenues in 2000 were offset by increased expenses and did not provide increases in profitability in 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000 the Company had $274,722 of cash and cash equivalents versus $1,113,529 at December 31, 1999. Operating losses for the nine months ended September 30, 2000 were funded by this cash as was the racing track expansion. In addition the Company utilized proceeds of additional debt of $524,328. Remaining investments at fair market value are $302,567 at September 30, 2000.

Increase in long-term debt at September 30, 2000 and particularly the current portion of long-term debt when compared to December 31, 1999 is the result of current year borrowings in the amount of $2,816,000 due to a third party bankruptcy trustee in connection with the purchase of the hotel in June 2000. This amount was due in February 2002 and was subsequently paid with proceeds from the $15,000,000 mortgage debt refinancing in August 2002 as discussed in the notes to the financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk or related strategies during the quarter ended September 30, 2000.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Within the 90 days before the date of this Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". Mid-State Raceway, Inc. and Subsidiary conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer.

(i) Definition of Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial and Accounting Officer, in such a manner as to allow timely disclosure decisions.

(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls.

The Company recognizes that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected.

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures. Subject to the limitations described above, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Mid-State Raceway, Inc. and subsidiary required to be included in The Company's periodic SEC filings.

(b) Changes in Internal Controls.
There have been no significant changes in The Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.   OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS

There were no material changes to any legal proceedings during the quarter ended September 30, 2000.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 5 of Notes to Consolidated Financial Statements.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of the Shareholders on September 8, 2000 for the following purposes:

          1. To elect four persons to the Company's Board of Directors to serve until the Company's 2003 Annual Meeting of the Shareholders or until their successors have been duly elected.

               Following is a listing of the Directors of the Company after the election and the expiration of their term as a Director:

               Year 2001 Annual Meeting
               ------------------------
                    Patrick Bombardo
                    Gwen K. Bennett
                    Paul V. Noyes
                    James J. Moran

               Year 2002 Annual Meeting
               ------------------------
                    Edward A. Kiley
                    Jeremiah Law
                    Dr. Robert Legler, DVM
                    Wesley E. Wendt, Sr.

               Year 2003 Annual Meeting
               ------------------------
                    Leighton R. Burns
                    Justice M. Cheney
                    Joel Gosler
                    John J. Signorelli

          2. To approve an Amendment to the Company's Certificate of Incorporation and by-laws to increase the maximum number of directors from 12 to 15. Since the Company's Certificate of Incorporation requires an 80% vote of all shares issued and outstanding to change this section of the Certificate of Incorporation and since only 66% of all shares issued and outstanding were present at the meeting, this Amendment was defeated.

          3. To approve an Amendment to the Company's Certificate of Incorporation and by-laws to amend the objects and purposes for which the company was formed to include the operation of a hotel on the Company's premises, the conduct of events, festivals, concerts, fairs, shows and the like on the Company's premises, farming and ranching on the Company's premises and any activity which will enhance and supplement the Company's horse racing business. This item was approved.

          4. To approve an Amendment to the Company's Certificate of Incorporation and by-laws to establish the position of Chairman of the Board as separate from the President of the Company. This item was approved.

Proxies were not solicited from the Shareholders.

     ITEM 5. OTHER INFORMATION

None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 Certification of Chief Executive Officer
Exhibit 31.2 Certification of Principal Financial and Accounting Officer
Exhibit 32.1 Sarbanes-Oxley Chief Executive Officer
Exhibit 32.2 Sarbanes-Oxley Principal Financial and Accounting Officer

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MID-STATE RACEWAY, INC.


DATE: JANUARY 10, 2004                  BY: /S/ DAVID E. WILSON
                                           -------------------------------------
                                                David E. Wilson
                                                Chief Operating Officer


                                        BY: /S/ ROSE FRAWERT
                                           -------------------------------------
                                                Rose Frawert
                                                Principal Financial and
                                                Accounting Officer