Form 10-K
period 2000-12-31
MID STATE RACEWAY INC
filed 2004-01-30
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                 to
                                                 ---------------    ------------

                           Commission File No. 0-1607

                             MID-STATE RACEWAY, INC.
--------------------------------------------------------------------------------
      (Exact name of Registrants as specified in their respective charters)

                 New York                                15-0555258
------------------------------------------     ---------------------------------
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)

         PO Box 860, Vernon, New York                      13476
------------------------------------------     ---------------------------------
 (Address of Principal Executive Offices)                Zip Code)

Registrant's Telephone Number, Including Area Code:  (315) 829-2201

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] YES      [X] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ] YES      [X] NO

         The aggregate market value of the voting stock held by non-affiliates of the Company as of January 10, 2004 is not determinable due to limited trading.

         Indicate the number of shares outstanding of each of the Company's classes of common stock, as of January 10, 2004: 892,766 shares

         Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: common stock, $0.10 par value

                                TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT - 2000

MID-STATE RACEWAY, INC.

                                                                                        Page
                                                                                        ----
Part I

Item 1. Business .....................................................................   1

Item 2. Properties ...................................................................   2

Item 3. Legal Proceedings ............................................................   2

Item 4. Submission of Matters to a vote of Security Holders ..........................   5

Part II

Item 5. Market for the Registrant's Common Stock and Related
                  Security Holder Matters ............................................   5

Item 6. Selected Financial Data ......................................................   7

Item 7. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................................   8

Item 7A. Qualitative and Quantitative Disclosures about
                  Market Risk ........................................................  19

Item 8. Financial Statements and Supplementary Data ..................................  19

Item 9. Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ................................  19

Part III

Item 10. Directors and Executive Officers of the Registrant ..........................  19

Item 11. Executive Compensation ......................................................  22

Item 12. Security Ownership of Certain Beneficial Owners
                  and Management .....................................................  23

Item 13. Certain Relationships and Related Transactions ..............................  24

Item 14. Controls and Procedures .....................................................  25

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K ........................................................  26

Signatures
Certifications

Mid-State Raceway, Inc. has not filed its Form 10-Q's and Form 10-K's since its June 30, 2000 quarterly filing. With this report, we are concurrently filing the delinquent reports for all periods through December 2002.

PART I

Item 1. Business.

(a) Mid-State Raceway, Inc., ("MSR" or the "Company"), owns and operates a harness horse race track (the "Track" or "Vernon Downs") known as Vernon Downs, situated in Vernon, New York. MSR is licensed under and subject to the regulations of the Pari-Mutual Revenue Law and the supervision of the New York State Racing and Wagering Board to conduct live harness racing at its track and to simulcast racing to and from other tracks. Such licenses are subject to annual renewal.

         Mid-State Development Corporation ("MSD"), formerly known as Mid-Year Sales, Inc., is a wholly owned subsidiary of the Company. Prior to 1999, MSD was an inactive corporation. Beginning in October 1999, MSD commenced operating food and beverage concessions at the Track owned by the Company. In January 2000, MSD began operating special events (concerts, snowmobile racing, motorcycle racing, etc.) at Vernon Downs. In June of 2000, MSD began operating a hotel situated on property owned by MSR and adjacent to the Track (the "Hotel"). Operations of the food and beverage concessions from January 2000 and operations of the hotel from June 2000 to December 2000 are included in the consolidated totals as of and for the year ended December 31, 2000.

         Vernon Hospitality, Inc. (formed in June 2000) and Vernon Productions, Inc. (formed in July 2000) are inactive wholly-owned subsidiaries of MSR.

(b) The Company was engaged in one business segment during 2002. In 2003 the Company (i) filed its application to be licensed as a video gaming agent so as to install and operate video lottery terminals (VLTs) at its facility in Vernon Downs, (ii) substantially constructed a 35,000 square foot "Racino" and (iii) commenced to hire and train a staff to operate the Racino. It is anticipated that operations at the VLT facility will commence shortly after the first quarter of 2004.

(c) Generally, the Company is not in competition with other harness racing tracks in New York State for patrons. Saratoga race track, a thoroughbred race track, which conducts a day-time racing meet, is located about 110 miles from Vernon, New York, and competes to some extent for the Vernon Downs customers primarily on weekend dates. Saratoga race track is expected to have its VLT operations open in early first quarter 2004. However, their VLT operations are not expected to have a significant impact on VLT revenues of Mid-State Raceway, which due to open shortly thereafter.

         Increased off-track wagering on thoroughbred and harness racing due to a live television signal being sent into OTB shops in Central New York, the New York State Lottery and the Oneida Indian Nation's Turning Stone Casino, approximately 7 miles away in Verona, New York, all continue to affect Vernon's on-track daily averages of handle and attendance.

         Competition for good horses with the resultant attractive racing programs, has increased in recent years, particularly from the metropolitan New York and New Jersey area. This has adversely affected both the number and quality of horses racing at Vernon Downs.

         The Company employed an average of 324 full-time equivalent employees during the calendar year 2000.

Item 2. Properties.

The Track is located in Vernon, Oneida County, New York. Since the opening of the plant and related facilities in 1953, the Company has maintained a policy of continuously improving and modernizing its facilities. In the year ended December 31, 2000, $658,394 was expended for equipment and renovations to the plant.

The grandstand and club house at the Track can accommodate approximately 14,000 patrons, which includes seating for 2,000 in the Grandstand and 1,700 in the Clubhouse. There are parking facilities for approximately 5,900 automobiles.

In June of 2000, the Company completed construction of an expanded 7/8-mile oval stone dust track, which is comparable with tracks located in major metropolitan areas. Previously the track was a 3/4-mile oval stone dust track with a 1/4-mile chute and a passing lane running from the last turn to the finish line. The chute and passing lane have been eliminated. The track is illuminated by a metal-halide and quartz lighting system. Most races are for a distance of one mile. The stables accommodate approximately 1,000 horses and are located adjacent to three exercise tracks and the main track.

Item 3. Legal Proceedings.

(a) In March 1998, MSR provided financial information to Richard C. Breeden, Trustee of the Bennett Funding Group, Inc., bankruptcy, relating to approximately $1,200,000 of corporate sponsorships it received over a period of years from bankrupt affiliates of its former majority shareholder. Subsequently, the Trustee commenced a lawsuit against MSR to recover the payments based on the theory of fraudulent conveyance. On November 5, 1999, MSR issued 38,000 shares of its common stock valued at $10.00 per share, to the Trustee in full settlement of the claim. The settlement of this lawsuit was classified as an operating expense in the December 31, 1999 consolidated statements of operations.

(b) Jerome Wilson, Frank White, Sr., and Robert Jaquint, former Officers of MSR,commenced an action against MSR alleging breach of contract and fiduciary duty for MSR's decision to eliminate its Supplemental Retirement Benefit Plan (the "Plan") in March of 1998. Messrs. Wilson, White and Jaquint are the primary beneficiaries of the Plan, which was established in 1977 as a supplemental retirement plan for Officers and Directors of MSR. The suit has been settled by MSR during the first quarter of 2000 for payment of a total of 4,380 shares of MSR's Stock valued at $10.00 per share.

(c) MSR is a defendant in an action brought by Mary A. LaClair, who owns property adjacent to MSR's track facilities. Mary LaClair claims that noise and debris from a rock concert conducted by MSR caused her $50,000 of damages. MSR believes that this case will not result in any recovery for the plaintiff because MSR has been conducting concerts since before the Plaintiff purchased her property and because Plaintiff suffered no significant damage as result of the concert.

(d) When MSR purchased Gwen Bennett's stock in Comfort Associates, Inc. ("CAI") on May 19, 2000, it agreed to indemnify her for any liability she may have had with respect to the Comfort Inn franchise agreement for the hotel. Following the purchase, MSR terminated the franchise agreement and Gwen Bennett was sued by Choice Hotels International for damages of approximately $557,000. She has answered the Complaint in such action claiming, among other things, that the signature on the franchise agreement was not hers. She has notified MSR of the claim and has requested indemnification if the suit is successful. While the outcome is not presently determinable, MSR believes that Mrs. Bennett did not sign the agreement and accordingly believes it is more likely than not the lawsuit against her will not be successful.

(e) On May 19, 2000, MSR purchased the stock of CAI. CAI operated the Comfort Suites Hotel on land leased from MSR. On May 24, 2000, MSR secured an order of eviction, effective on May 27, 2000, evicting CAI from MSR's land. On June 20, 2000, CAI transferred the Hotel to MSR's subsidiary, MSD, in settlement of the eviction action. MSR assumed no indebtedness of CAI in connection with the settlement. MSD is currently operating the Hotel.

         MSR has agreed to pay $2,816,000 to Richard C. Breeden, Trustee of the Bennett Funding Group, Inc. bankruptcy in exchange for relinquishment of their claims and the claims of High Mountain Associates against the Hotel. Payment is due in February 2002.

(f) In 2001, the New York State Legislature approved Video Lottery Terminal
         (VLT) legislation to allow for the installation and operation of VLT's at New York State harness race tracks. MSR is currently working with the New York State Lottery Commission on implementation of the activities allowed by the VLT legislation. MSR has been initially authorized to install 1,000 VLT's on its Track premises.

         As a result of this legislation, MSR was named as a defendant in two separate lawsuits challenging the legality of the legislation and the operation of VLT's at harness race tracks. The outcome of these lawsuits is not presently determinable.

(g) In July 2002, MSR (along with certain MSR directors, Shawn A. Scott, Vernon, LLC, and All Capital, LLC) was named as a defendant in a lawsuit filed by a group of private purchasers. The lawsuit alleges bad faith and breach of contract against MSR and seeks not less than $30 million in damages from the Raceway plus interest. The lawsuit also alleges fraud by certain MSR directors and seeks damages from those defendants to be determined at trial plus legal fees. In addition, the lawsuit alleges tortuous interference with contract by certain MSR directors, Shawn A. Scott, Vernon, LLC, and All Capital, LLC and seeks $30 million in damages from those defendants plus interest. The agreement upon which the action is based contains a provision for the payment of a $130,000 "break up fee" which has been recorded in the financial statements. This action was dismissed for failure of prosecution by the plaintiff but was subsequently reinstituted and is presently pending. The Company has notified its insurance carrier of the commencement and pendency of the subject action. The outcome of this lawsuit is not presently determinable and, as such, no provision for any unfavorable outcome that may arise from this litigation has been included in the financial statements.

(h) On December 3, 2002, MSR was served with a summons and complaint from both its former President (John Signorelli) and a current Board member and then member of the Board's Audit Committee (Dominic Giambona) seeking, inter alia: (I) monetary damages in the amount of $10 million and/or the issuance of warrants to acquire up to 175,000 shares with a strike price of $10 per share that would enable the plaintiffs to acquire such additional common stock upon payment of $1.75 million; such warrants allegedly to have anti-dilution and percentage maintenance protection for their combined interests of 39.9%,;(II) the issuance of 21,600 additional shares of common stock; the issuance of additional warrants with a strike price of $5 per share to enable each of them to maintain his present 17.19% interest in the future; and (III) other declaratory, equitable, and monetary relief. Such shares and warrants have not been issued and the issuance of these shares and warrants has not been approved by the shareholders. The Company believes that is has valid defenses to the lawsuit, has asserted counterclaims against the plaintiffs based on various breaches of conduct and duties and intends to seek dismissal of the case.

(i) On November 19, 2003 John Signorelli, a former officer of the Company and two other stockholders (one of whom owns 200 recently acquired shares of Common Stock) commenced an action in U.S. District Court for the Southern District of New York against the Company, certain of its directors and others seeking damages for alleged fraud, violations of fiduciary duties and "looting". The Company believes that it has valid defenses to this action and intends to vigorously defend it. The Company filed a motion to dismiss on December 30, 2003. A hearing of the Company's motion, scheduled for January 22, 2004, was adjourned to February 12, 2004 to be heard before Judge Miriam Cedarbaum in New York City.

(j) MSR is a defendant in several litigation matters involving its operations. Management believes that liabilities resulting from these lawsuits, if any, will be immaterial or covered by insurance policies.

Item 4. Submission of Matters to a Vote of Securities Holders.

The annual meeting of the shareholders of MSR was held on September 8, 2000. At the meeting, four directors were elected to three-year terms that will expire in the year 2003. The four directors were Justice M. Cheney, Leighton R. Burns, Joel Gosler and John J. Signorelli.

The voting tabulation for the election of directors was as follows:

                            Votes For
                            ---------
Justice M. Cheney            292,077
Leighton R. Burns            290,710
Joel Gosler                  290,300
John J. Signorelli           292,249

The shareholders approved an amendment to the Certificate of Incorporation to establish the position of Chairman of the Board as separate from the President by a vote of 290,527 for and 858 against. However the Certificate of Incorporation has not been so amended as of this date.

The Shareholders also approved an amendment to the Certificate of Incorporation to amend the objects and purposes for which the Company was formed to include the operation of a hotel on the Company's premises, the conduct of events, festivals, concerts, fairs, shows and the like on the Company's premises, farming and ranching on the Company's premises and any activity which will enhance and supplement the Company's horse racing business. The vote for this amendment was 292,087 in favor and 0 against.

The shareholders were also asked to approve an amendment to the Certificate of Incorporation and by-laws to increase the maximum number of directors from twelve (12) to fifteen (15). However, since the Certificate of Incorporation requires an 80% vote of all shares issued and outstanding to change this section of the Certificate of Incorporation and since only 66% of all shares issued and outstanding were present at the meeting, this amendment was defeated.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

(a) Price Range of Stock

         MSR's common stock trades on the over-the-counter bulletin board market under the symbol "MRWY.OB". The stock is not listed or reported by any stock market exchange or by NASDAQ.

         The following table shows the high and low bid prices for the quarters indicated for the Company's common stock in the over-the-counter bulletin board market for the calendar quarters indicated. The prices are based upon reported quotes only, as the stock is not listed or reported by NASDAQ. The quotations may not necessarily represent actual transactions and do not necessarily reflect retail mark-up, markdown or commission.

                                   Bid Prices

                          Year Ended December 31, 2000

                             Low     High
                             ---     ----
Quarter Ended March 31      $6.00   $8.00

Quarter Ended June 30       $5.00   $8.25

Quarter Ended September 30  $5.50   $8.00

Quarter Ended December 31   $4.50   $8.50

                                   Bid Prices

                          Year Ended December 31, 1999

                             Low     High
                             ---     ----
Quarter Ended March 31      $6.00   $ 7.00

Quarter Ended June 30       $7.00   $ 7.00
Quarter Ended September 30  $6.75   $12.00
Quarter Ended December 31   $6.75   $ 6.75

(b) At November 24, 2003, there were 499 holders of record of the Company's common stock as reported by the Registrar and Transfer Company. As of January 10, 2004, there were 500 holders of record of the Company's common stock.

(c) There were no dividends paid during the years ended December 31, 2000 and 1999.

         There are no restrictions on the payment of dividends on the Company's common stock. Future payment of dividends will be within the discretion of the Company's Board of Directors and will depend on earnings, capital requirements and the operating and financial condition of the Company.

Item 6. Selected Financial Data.

                                   YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      2000           1999           1998           1997           1996
                                   ------------   ------------   ------------   ------------   ------------
OPERATING RESULTS
 Number of racing days                      93            114            122             77            115
OPERATING REVENUES:
 Net pari-mutuel commissions and
 breakage                          $ 4,996,851    $ 5,439,471    $ 5,940,500    $ 5,107,853    $ 6,325,331
 Room rental revenue                 1,410,333              -              -              -              -
 Admissions                             69,270         68,843         70,925         61,740         92,655
 Food, beverage and concessions        848,237        195,038        193,057        109,236        142,721
 Other revenues                        284,494        250,195        197,434        102,498        168,373
                                   -----------    -----------    -----------    -----------    -----------
  Total operating revenues           7,609,185      5,953,547      6,401,916      5,381,327      6,729,080
                                   -----------    -----------    -----------    -----------    -----------

OPERATING EXPENSES                   8,882,553      7,453,820      7,222,285      5,992,916      8,139,585
                                   -----------    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                (1,273,368)    (1,500,273)      (820,369)      (611,589)    (1,410,505)
                                   -----------    -----------    -----------    -----------    -----------

Other Income (loss)                   (577,592)       135,059        933,811         60,482        152,591
                                   -----------    -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                (1,474,868)    (1,368,967)       113,038       (880,865)    (1,361,438)
EXTRAORDINARY ITEM - GAIN ON
  EXTINGUISHMENT OF DEFERRED
  RETIREMENT BENEFIT LIABILITY,
  NET OF DEFERRED INCOME TAXES         593,261              -              -              -              -
                                   -----------    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                  $  (881,607)   $(1,368,967)   $   113,038    $  (880,865)   $(1,361,438)
                                   ===========    ===========    ===========    ===========    ===========
Per share of common stock -
 basic and Diluted
  Net (loss) income before
  extraordinary Item               $     (3.33)   $     (4.89)   $      0.45    $     (3.52)   $     (5.44)
  Extraordinary item               $      1.34              -              -              -              -
  Net (loss) income                $     (1.99)   $     (4.89)   $      0.45    $     (3.52)   $     (5.44)
Cash dividends per share                     -              -              -              -              -

FINANCIAL CONDITION
TOTAL ASSETS                       $ 6,993,375    $ 4,386,727    $ 3,189,768    $ 2,430,423    $ 3,303,847
TOTAL LIABILITIES                  $ 6,917,030    $ 3,477,595      $2,750675    $ 2,104,368    $ 2,094,632
STOCKHOLDERS' EQUITY               $    76,345    $   909,132    $   439,093    $   326,055    $ 1,209,215

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

Year Ended December 31, 2000 as Compared to Year Ended December 31, 1999

During the year ended December 31, 2000, the Company's net loss from operations decreased by $227,000 (15%) as compared with the year ended December 31, 1999. Following are the significant factors in this decrease in loss from operations:

1. Mid-State Raceway, Inc. ("MSR") operates a harness racing track at Vernon Downs. MSR generated a loss from operations of approximately $1,275,000 in 2000 versus a loss from operations of approximately $1,500,000 in 1999, a decrease of 15%. A significant factor in this decrease was a decrease in the number of live racing days from 114 in 1999 to 93 in 2000.

2. Mid-State Development Corporation ("MSD"), a wholly owned subsidiary of MSR took over effective control of the Comfort Suites Hotel in May of 2000 from Comfort Associates, Inc. Since MSD has taken over control of operations, the hotel has generated approximately $573,500 in net operating income, exclusive of food and beverage operations.

3. MSD has also taken over the operation of concessions (food and beverage) in 2000 at the harness racing track owned by MSR and the food and beverage operation of the hotel. Significant start up costs incurred by MSR resulted in a net operating loss of approximately $534,000 in 2000.

4. Additionally, MSD has taken over the operation of special events at Vernon Downs. Administrative costs associated with the production divisions' operations resulted in an operating loss of approximately $40,000 in 2000.

Other losses of $577,600 in 2000 versus other income of $135,000 in 1999 were primarily due to:

         Net losses from special events in 2000 amounted to $411,000 versus net profit of $41,000 in 1999. The losses from special events in 2000 were caused by MSD promoting some events that proved to be unattractive to the public which were also hampered by inclement weather. Management has determined that in the future, Vernon Downs through MSD will function in the capacity of a "venue" rather than as a "promoter" for most major events such as concerts, motorcycle and snowmobile races.

         Increase in interest expense in 2000 of $184,000 versus the year 1999 (126% increase) was due to additional borrowings, utilization of a line of credit and capital leases.

In March 1998, MSR voted to terminate its unfunded deferred compensation plan. Subsequent to this termination, a lawsuit was brought against MSR by beneficiaries of the deferred compensation plan challenging the plan's termination and seeking damages of $1,200,000. The lawsuit was settled in February 2000 with the beneficiaries receiving 4,380 shares of MSR's common stock, valued for financial reporting purposes at $10 per share, in full settlement of their claim. The gain on this settlement of approximately $970,000, net of applicable taxes of $376,800 is recognized as an extraordinary item.

MSR's simulcast operations continued to offer a variety of racing from over 58 different harness and thoroughbred tracks from around the country and internationally during the year ended December 31, 2000. While the simulcast operations operate at a profitable margin, the revenues are not sufficient to cover the losses experiences through live racing.

Expansion of the racing rack to 7/8ths of a mile was successfully completed in June 2000. It is expected that wagering will increase as a result of the expanded track and stables are now entering higher quality horses in races at the track.

Recent legislation in New York State allows MSR to institute a point system to reward its high roller bettors. The points system can be used to attract high rollers in much the same way casinos attract high rollers. The point system combined with telephone account wagering and renovations to the hotel is expected to increase simulcast and live racing revenues.

STATISTICAL COMPARISON:

12 MONTHS ENDED DECEMBER 31, 2000 VS 12 MONTHS ENDED DECEMBER 31, 1999

                                                TWELVE MONTHS ENDED
                                                     DECEMBER 31,           INCREASE
                                                2000          1999         (DECREASE)
                                             -----------    -----------    -----------
GROSS HANDLE:
Live Harness                                 $ 4,650,566    $ 7,036,061    $(2,385,495)
OTB & ITW                                      8,976,421     10,825,173     (1,848,752)
Thoroughbred Simulcast                         4,998,655      4,679,854        318,801
Harness Simulcast                              8,449,587      8,879,904       (430,317)
                                             -----------    -----------    -----------
                                              27,075,229     31,420,992     (4,345,763)

DAILY AVERAGE:
Live Harness Handle                          $    50,006    $    61,720    $   (11,714)
OTB & ITW Handle                                  96,521         94,958          1,563
Attendance (95,407 in 2000 and 154,128 in
1999)                                              1,026          1,352           (326)
LIVE RACING DAYS                                      93            114            (21)

Year Ended December 31, 1999 as Compared to Year Ended December 31, 1998

During the year ended December 31, 1999, operating revenues decreased $448,369 as compared to the year ended December 31, 1998. A substantial portion of the decrease was due to eight (8) less live racing days during the 1999 racing season and a significant decline in commission and breakage from wagering at the Comfort Suites Hotel located on the Company's track property. Net pari-mutuel commissions and breakage from wagering at the hotel amounted to approximately $450,000 during 1999 versus approximately $1,060,000 during 1998.

Operating expenses for 1999 increased $231,535 compared to the year ended December 31, 1998. A significant cause for this increase was the settlement of a lawsuit against MSR. In March 1998, MSR provided financial information to the bankruptcy trustee of the bankrupt companies affiliated with MSR's former majority shareholder relating to approximately $1,2000,000 of corporate sponsorships it received over a period of years from bankrupt affiliates of its former majority shareholder. Subsequently, the trustee commenced a lawsuit against MSR to recover these payments, based on the theory of fraudulent conveyance. On November 5, 1999, MSR issued 38,000 shares of its common stock, valued at $10 per share, to the trustee in full settlement of the claim. This $380,000 charge to operating expenses was somewhat offset by the decrease in the number of live racing days from 122 to 114 in 1999 versus 1998 respectively.

MSR's simulcast operations continued to offer a variety of racing from over 58 different harness and thoroughbred tracks from around the country and internationally during the year ended December 31, 1999. While the simulcast operation operates at a profitable margin, the revenues are not sufficient to cover the losses experienced through live racing.

Track management plans to substantially increase its core businesses of simulcasting and live racing by expanding the track to 7/8ths of a mile. This will make racing at the track more attractive to on track bettors and to bettors from other locations. The expanded track will also draw higher quality horses to the facility, which will in turn increase betting handled at the track. Management has established a program to utilize the Comfort Suites hotel along with a betting points system to attract high rollers to its facilities on a regular basis. Management also has extensive plans to utilize its facilities to sponsor and promote special events.

MSR's Board of Directors adopted a year 2000 action plan at its Board of Directors meeting on December 15, 1998. The plan determined that minor upgrades to its existing computer hardware and software would be required to make it year 2000 compliant. MSR was fully year 2000 compliant prior to the end of 1999 and experienced no year 2000 problems. The maximum cost to MSR of year 2000 compliance was less than $25,000.

MSR did not have a contingency plan because it fully expected to be year 2000 compliant without material work required of it or its vendors.

Subsequent Events

Anti-Dilution Stock

On January 11, 2001, the Board of Directors of MSR authorized the issuance of a total of 27,590 shares of common stock to four individual shareholders (three of whom were board members and two of whom were officers of MSR) in an effort to prevent the dilution of such shareholders' ownership interest in MSR. These anti-dilution shares of common stock were never issued by MSR. On December 17, 2001, the Board of Directors clarified the minutes of the January 11, 2001 meeting to state the 27,590 shares of common stock would be issued for past services to MSR. However, issuance of the stock is subject to approval by the shareholders.

New York State Racing and Wagering Board Compliance Audit

During early 2001, the New York State Racing and Wagering Board (the Board) reviewed MSR's compliance with the Board's policies and procedures. In March 2001, the Board issued a report documenting numerous instances on non-compliance with applicable Board statues, rules and regulations. This report was also critical of certain MSR business and managerial practices. The Board also fined MSR's then President and CEO $5,000 for MSR's non-compliance. On March 28, 2001, the Board granted MSR a limited 90- day track and simulcast license. Further, the Board required MSR to demonstrate compliance and continued financial viability over the 90-day period in order to receive a racing license for the 2001 live racing season.

On June 21, 2001, the Board approved MSR's track and simulcast license for the remainder of 2001, based on the receipt of a June 2001 satisfactory report from a Board approved compliance monitor on the status of MSR's compliance with Board policies and regulations subsequent to March 28, 2001.

Mechanic's Lien

In July 2001, a contractor who allegedly performed work on MSR's racetrack between October 1999 and April 2001 filed a mechanic's lien in the amount of $99,165 for unpaid services. MSR believes that all of this contractor's work was completed by June 2000 and that it paid the contractor in full for all work from October 1999 through June 2000. No amounts, related to this lien, have been recorded in MSR's financial statements. Prior to the date hereof such lien was first bonded and thereafter released when the contractor's claims were settled by payment.

Exclusive Option Agreement

On September 12, 2001, MSR's Board of Directors authorized its President and Chief Executive Officer to execute an option agreement ("Exclusive Option Agreement") for the sale of the Company to a group of private prospective purchasers. This group of prospective purchasers includes a member of the Company's Board of Directors. The agreement was formally executed on September 15, 2001 and granted the prospective purchasers an exclusive irrevocable option to purchase the Company for $9,077,350, with an expiration date of March 15, 2002. If exercised, the Exclusive Option Agreement calls for the purchasers to pay off all MSR debt and payables and pay up to $1,400,000 to existing MSR shareholder. The $1,400,000 payment to the shareholders is subject to adjustment based upon the debt outstanding at the exercise closing date. Accordingly, the $1,400,000 could increase or decrease as a result of this adjustment. As a result of the magnitude of the Company's debt had the option been exercised on March 15, 2002 the full $1,400,000 would have been applied to the Company's indebtedness and the MSR shareholders would have received nothing in exchange for their stock. The Exclusive Option Agreement is subject to the approval of the Company's shareholders and the New York State Racing and Wagering Board.

If the Exclusive Option Agreement is not approved by MSR's shareholders and the prospective purchasers fully and timely perform their obligations under the agreement, the Company is required to pay the purchasers a one-time payment of $130,000. Additionally, if the Exclusive Option Agreement is not approved by the Company's shareholders or not exercised by the prospective purchasers, the agreement requires that a $250,000 loan from the prospective purchasers be repaid along with all accrued interest thereon.

Concurrent with the execution of the Exclusive Option Agreement , the prospective purchasers provided a $700,000 working capital line of credit to MSR with interest at 10%, secured by a second mortgage on MSR's building and improvements, due March 15, 2002.

2002 FINANCING AND LOAN AGREEMENTS

$400,000 FINANCING AGREEMENT

In mid-March 2002, MSR entered into a Financing Agreement with Vernon, LLC (a company controlled by a shareholder). Under the terms of the Financing Agreement, MSR sold a $400,000 secured convertible promissory note to Vernon, LLC. The note matures on December 31, 2003 with interest originally at 10% (amended to 15% in April 2002). The note was initially convertible (subject to the Exclusive Option Agreement), at the option of Vernon, LLC at any time after August 1, 2002, into 40,000 shares of MSR common stock at the rate of $10 per share subject to certain anti-dilution provisions outlined in the Financing Agreement and the note. The note is secured by a mortgage and security interest on MSR property and was subordinate to all other mortgage debt. Additionally, the Financing Agreement includes a provision for tag along warrants (also subject the Exclusive Option Agreement) to be issued if, but only if, the note is paid prior to the exercise of the conversion privilege. These warrants permit the recipients to purchase shares of Common Stock for a period of three years. The Financing Agreement also granted Vernon, LLC the right of first refusal with respect to any subsequent debt and/or equity financings undertaken by MSR prior to December 31, 2003 and allowed Vernon, LLC to appoint up to two Directors on MSR's Board. The Financing Agreement also provided that if the Exclusive Option Agreement (described in the notes to the financial statements) was approved by the shareholders that the note would be immediately repaid and the number of shares issuable upon conversion of the note (or the tag along warrants) would be reduced to 10,000 shares.

$8,500,000 LOAN AGREEMENT

In late March and early April of 2002, MSR and MSD entered into an $8.5 million loan agreement with All Capital, LLC, a company affiliated with Vernon, LLC and controlled by a shareholder. The loan agreement was funded in two installments and is secured by a first mortgage on MSR and MSD land, buildings and improvements. The initial funding provided $3,695,000 in funds to MSR to satisfy the $2,816,000 obligation to the bankruptcy trustee described in the notes to the financial statements. The second funding provided $4,805,000 in funds to MSR to repay all of the then existing first and second mortgage obligations. The loan agreement matures March 31, 2003 with interest payable at 15%. The loan agreement provides MSR with the option to extend the loan for up to four successive quarters with a final maturity of March 31, 2004. Each quarterly extension requires MSR to pay an extension fee equal to 1.25% of the unpaid portion of the loan.

The loan agreement also required MSR to pay a commitment and loan fee equal to 5% of the total loan. The commitment and loan fee was paid by MSR using a portion of the loan proceeds. On April 1, 2002 in connection with the loan agreement, MSR issued a warrant to purchase 500,000 shares of common stock at a rate of $2 per share to All Capital, LLC, exercisable (subject to the Exclusive Option Agreement) subsequent to August 1, 2002. In accordance with the anti-dilution and other provision of the $400,000 secured convertible promissory note referred to above the number of shares which are issuable to Vernon, LLC upon conversion of the $400,000 note was increased to 200,000 and the exercise price upon conversion was reduced to $2 per share.

In the event that the Exclusive Option Agreement was approved by the shareholders (a) the $8,500,000 would be immediately repayable (b) the warrant issued to All Capital, LLC would not thereafter be exercisable, and (c) the number of shares issuable upon conversion of the $400,000 secured convertible note described above (or the tag along warrants) would be reduced to 50,000 shares.

All Capital, LLC was also granted the right in the loan agreement to designate four members to the Board of Directors of MSR. Consistent with the ruling of the New York State Racing and Wagering Board, MSR, Vernon LLC and All Capital, LLC (and the latter's principal) executed an undertaking not to place nominees on the Board of Directors or participate in the management of MSR until the nominees and the principal of All Capital, LLC were licensed. On July 2, 2002, the nominees and principal were licensed and were subsequently seated as participating members of the Board of Directors of MSR.

HARNESS RACING LICENSE

On April 8, 2002, the New York State Racing and Wagering Board (the Board) issued MSR a 90-day limited period harness racing license for the 2002 racing season. The license expired on July 6, 2002 and was conditional upon numerous factors involving the $400,000 and $8,500,000 loans referred to above. Extension of the 2002 license past the July 6, 2002 expiration date was dependent upon, among other things, the individual licensability, under Board laws and regulations, of the principals involved in such loans. On July 2, 2002, the Board voted to extend MSR's limited period track and simulcast license through December 31, 2002. As a condition of the license extension, MSR was required to create a segregated escrow account to ensure the payment of purses to horsemen for sums due to them for periods prior to December 31, 2001.

$1,000,000 LOAN

On July 16, 2002, MSR and MSD entered into a $1,000,000 Interim Loan Agreement with All Capital, LLC. The loan agreement was funded in one installment and is secured by a mortgage on MSR and MSD land, buildings and improvements. Proceeds of this loan were applied to the extent of $350,000 to establish a purse escrow account required by the New York State Racing and Wagering Board as a condition to the maintenance of the live racing and simulcast licenses; and as to the remainder, to the short-term obligations and working capital requirements of the two companies. The loan bears interest at the rate of 15% per annum and matures on July 15, 2003. The loan agreement also required MSR to pay a commitment and loan fee equal to 5% of the loan; which fee was paid by MSR out of a portion of the loan proceeds. On July 16, 2002 in connection with this $1,000,000 loan, MSR issued a warrant to All Capital, LLC to purchase

100,000 shares of common stock at the rate of $2.00 per share exercisable (subject to the Exclusive Option Agreement) subsequent to August 1, 2002. The issuance of this warrant did not trigger any of the "anti-dilution" provisions of either the $400,000 Secured Convertible Promissory Note or the warrant to purchase 500,000 shares of common stock previously granted to All Capital, LLC in connection with the $8,500,000 loan. In the event the Exclusive Option Agreement was approved by the shareholders the warrant to purchase 100,000 shares would not thereafter be exercisable.

$15,000,000 Loan Agreement

On August 28, 2002, MSR and MSD entered into $15,000,000 Loan agreement with All Capital, LLC. The loan agreement is to be funded in multiple installments and is secured by a first mortgage on MSR and MSD land, buildings and improvements. The $12,500,000 proceeds of the first installment of this loan were applied to the extent (a) $9,900,000 to refinance and consolidate the $400,000, $8,500,000 and $1,000,000 loans described above, and (b) $2,600,000 for working capital and payment of the costs associated with the loan. The remaining proceeds of the loan in the amount of $2,500,000 are to be disbursed in connection with and for the construction of facilities to be utilized for the installation and operation of video lottery terminals and for working capital. The loan bears interest at the rate of 15% per annum and matures on August 28, 2003; however, the loan agreement provides MSR with the option to extend the loan for up to four successive quarters with a final maturity date of August 28, 2004 subject to the payment of a quarterly extension fee of 1.25% of the unpaid portion of the loan. The loan agreement required MSR to create an interest reserve account to hold the amount necessary to fund the payment of interest over the initial one-year term of the loan. The interest reserve was funded by a portion of the loan proceeds and a credit for the unused balances of interest reserves maintained for the $8,500,000 and $1,000,000 loans. The loan agreement also required MSR to pay a commitment and loan fee equal to 5% of the loan; which fee was paid by MSR out of a portion of the loan proceeds. On August 28, 2002 in connection with the loan agreement, MSR issued a warrant to All Capital, LLC to purchase 900,000 shares of common stock at the rate of $2.00 per share. The issuance of this warrant did not trigger any of the "anti-dilution" provision of any of the $400,000 Secured Convertible Promissory Note or the warrants to purchase 500,000 and 100,000 shares of common stock, respectively, previously granted to All Capital, LLC described above. In the event the Exclusive Option Agreement is approved by the shareholders the warrant to purchase 900,000 shares would not thereafter be exercisable. Also, in connection with the consolidation of the four loans described above into one $15,000,000 loan, the "tag along" warrant provisions of the $400,000 Secured Convertible Promissory Note were triggered; a "tag along" warrant to purchase 200,000 shares of common stock at $2.00 was issued to All Capital, LLC and the conversion rights to purchase a similar number of shares at a similar price per share contained in the note were terminated. Both prior to and after the termination of such conversion rights and the issuance of the "tag along warrant" All Capital, LLC had the right, upon exercise of the warrants and/or the conversion rights in the $400,000 note to acquire 1,700,000 shares of common stock at the rate of $2.00 per share. Under the terms of the loan agreement All Capital, LLC retained the right to designate six members of the Board of Director of MSR (and the right of Vernon, LLC, an affiliate of All Capital, LLC to designate two members was terminated).

2003  LOAN AGREEMENTS AND OTHER FINANCING

$18,000,000 LOAN AGREEMENT

On January 29, 2003, MSR and MSD entered into an $18,000,000 Loan Agreement with All Capital, LLC. This loan agreement was secured by a first mortgage on MSR and MSD land, buildings, and improvements and was also secured by the personal property of MSR and MSD. The $18,000,000 proceeds of this loan were applied to the extent of (a) $11,903,831 to refinance and consolidate the $15,000,000 loan, and (b) $3,689,169 for payment of loan commitment fees, a fund of one year interest reserve, and for payment of the costs associated with the loan. The remaining proceeds of the loan in the amount of $2,407,000 were to be disbursed for working capital and in connection with and for the partial funding of construction of facilities were to be utilized for the installation and operation of video lottery terminals. The loan boar interest at the rate of 12% per annum and was to mature on July 31, 2004. The loan could be extended by MSR for up to four successive quarters, until July 30, 2005, subject to the payment of applicable extension fees. The loan agreement required MSR to create an interest reserve account to hold the amount necessary to fund the payment of interest over the initial one year term of the loan. The interest reserve was funded by a portion of the loan proceeds and a credit for the unused balance of interest reserve maintained for the $15,000,000 loan. The loan agreement also required MSR to pay a commitment and loan fee equal to 8% of the loan; which fee was paid by MSR out of a portion of the loan proceeds. Additionally, in the event of VLT installation at MSR, the loan agreement required the Company to pay All Capital, LLC the greater of 2% gross or 6% net VLT revenues earned by MSR through the term of the loan in exchange for management services subject to the terms of a separate management agreement between All Capital, LLC and MSR. This management contract was never entered into between All Capital, LLC and MSR because the loan was repaid prior to the installation of VLTs at MSR.

$23,000,000 LOAN AGREEMENT

On June 30, 2003, the MSR and MSD (collectively the "Borrower") entered into a Loan Agreement (the "Loan Agreement") with Vestin Mortgage, Inc. (a Nevada corporation) pursuant to which Vestin Mortgage, Inc. ("Vestin") agreed to lend to the Borrower up to $23,000,000 (the "Vestin Loan"). The Vestin Loan was evidenced by a Consolidated Secured Promissory Note (the "note") in the original principal amount of $23,000,000 and was secured by (a) a first mortgage encumbering all of the real property and improvements thereon owned by the Borrowers and (b) a first priority security interest in all of the personal property of the Borrower. Additionally, the owner of All Capital, LLC had agreed to guarantee the payment of all interest (other than default interest) and principal payments due under the note until such time as video lottery terminals ("VLTs") are installed and operating at Vernon Downs Racetrack. Neither All Capital LLC nor its owner received any compensation in connection with the issuance of such guaranty. The loan boar interest at the rate of 11% per annum and was to mature on June 30, 2005. Additionally, Vestin had the right to designate three members to the Board of Directors of the applicant (none have been as of the date hereof exercised by Vestin).

On June 30, 2003, Vestin advanced $20,300,000 pursuant to the terms of the Loan Agreement and the note. Such proceeds were applied as follows: (a) $15,834,485 to All Capital, LLC ("All Capital") in satisfaction of the Borrowers obligation to All Capital pursuant to a certain $18,000,000 Consolidated Secured Promissory Note dated January 29, 2003 (which promissory note was assigned to Vestin); (b) $1,686,667 to fund the interest reserve; (c) $1,840,000 to the payment of loan commitment fees; (d) $150,000 to the payment of closing costs, and (e) $788,848 to working capital of the applicant. An additional $2,700,000 of loan proceeds were approved to be subsequently drawn down by the Borrower in connection with the construction of a facility to house the VLTs.

By agreement dated June 30, 2003, Vestin sold a $3,000,000 junior participation in the Vestin Loan and the proceeds thereof, (the "Junior Participation"), to All Capital LLC. Payments of interest and principal on or with respect to the Junior Participation were junior and subordinate to the payment of Vestin of interest and principal on or with respect to Vestin's retained senior participation (the "Senior Participation") in and to the Vestin Loan, the note and the loan documents evidencing and/or securing the Vestin Loan and the note. During November 2003 Vestin repurchased the Junior Participation from All Capital LLC.

During November 2003, the Vestin Loan Agreement was modified to increase the maximum amount thereof to $26,000,000; and in connection with such modification the Company was required to pay loan commitment fees of $300,000 to Vestin and a loan broker. All of the remaining terms of the loan were unchanged.

V.I.P. STRUCTURES, INC. DEFERMENT

V.I.P. Structures, Inc. ("VIP"), the design/builder of the Company's VLT Facility, has agreed to defer payment of $800,000 of the construction costs until November 2004; and in connection therewith All Capital LLC has issued a limited guarantee of $500,000 of such obligation to VIP. The Company has agreed to indemnify All Capital LLC for any liability under such guaranty. All Capital LLC received no compensation in connection with the issuance of such guaranty.

$250,000 SUNSET MANAGEMENT LLC LOAN

During November 2003, Sunset Management LLC loaned to the Company, on an unsecured basis, the sum of $250,000 at the rate of 25% per annum. This bridge loan was promptly repaid by the Company and the interest expense with respect thereto was less than $4,000.

2003 RACING AND SIMULCAST LICENSES

In December 2002, the New York State Racing and Wagering Board (the "Board") denied MSR's application for 2003 racing and simulcast licenses. The Board's determination with respect to MSR's 2003 licenses was stayed by court order. 2003 license negotiations between MSR and the Board continued through the first quarter of 2003. In April 2003, MSR and the Board entered into a stipulation and settlement (the "SS Agreement"), which effectively granted MSR conditional racing and simulcast licenses for the 2003 racing season. The SS Agreement requires that MSR and an associate of MSR's then major creditor complete new applications in a timely period and that the associate be subject to a background investigation by the Board. The SS Agreement further provided for a $25,000 fine (of which $15,000 was abated) for conduct committed by prior management in violation of the Board's rules and regulations.

Concurrent with the SS Agreement, MSR and the associate entered into a separate agreement whereby the associate (who otherwise had no obligation to do so) agreed to file such application and cooperate with the Board's investigation. MSR agreed to reimburse the associate for all reasonable costs associated with complying with the Board's investigation. Further, as additional consideration, MSR agreed to pay an incentive fee of $280,000 to the associate over a 28-month period commencing May 2003. Also, in April 2003, in connection with the agreement, MSR granted the associate a warrant to purchase 23,800 shares of MSR common stock at a price of $8.58 per share. The warrant expires on April 8, 2008.

From the proceeds of the increase in the Vestin Loan from $23,000,000 to $26,000,000, the Company paid in full (a) all sums due pursuant to the SS Agreement and (b) the Sunset Management LLC $250,000 loan.

Liquidity and Capital Resources

In the first two (2) quarters of 2001, funding of business operations and capital requirements will be substantially sourced from existing cash. See "Purchase Option Agreement" under "Subsequent Events" for funding for the balance of 2001.

The Company's current ratio at December 31, 2000 was .31:1. The Company's current ratio at December 31, 1999 was 1.86:1.

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), and Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS 142, effective October 1, 2001, provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. Separable intangible assets that do not have an indefinite life will continue to be amortized over their useful lives. SFAS 143, effective in 2003, requires recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. SFAS 144, effective in 2002, provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.

The adoptions of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 have not had a material impact on the consolidated results of operations or financial position of the Company.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

The Company presently does not hold any derivative financial instruments that would subject it to market risk inherent in derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company and the report of the independent accountants are submitted under item 15 of this report and should be read in conjunction with the Companies Form 10-K filed concurrently for the years ended December 31, 2001 and 2002.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant

The directors and officers of the Company as of December 1, 2003 are as follows:

                                                             COMMON SHARES
                                                             Beneficially
                                                 Became       Owned as of
                Name                     Age    Director    December 1,2003     Percent
                ----                     ---    --------    ---------------     -------
   *  Paul V. Noyes                       73      1998               -                -
   *  Dominic A. Giambona                 65      1999          68,833             7.71%
  **  Edward A. Kiley                     61      1999             250              ***
      Deborah Bishop                      53      2002               -                -
*,**  Jerry D. Mottern                    45      2002               -                -
   *  Hoolae Paoa                         53      2002               -                -
      Joan Rae Parker                     65      2002               -                -
*,**  Victoria Ann Scott                  61      2002         450,000            50.41%
   *  John Stone                          46      2002               -                -
      Jack D. Dallas                      63         -               -                -
      David E. Wilson                     67         -               -                -
      Rose H. Frawert                     39         -               -                -

      All officers and directors
      as a group                                               519,083            58.12%

   *  Member of Executive Committee

  **       Member of Audit Committee

 ***       Less than one percent

DEBORAH BISHOP (age 53) was appointed to the Board of Directors in 2002 and serves as the Assistant Secretary. She is a proven professional in the field of corporate administration. Ms. Bishop recently was associated with Delta Downs thoroughbred racing in Vinton, Louisiana and subsequently Vernon Downs in an administrative capacity.

JACK D. DALLAS (age 63) is Mid-State Raceway's Vice President of Hospitality and Resort Operations. Mr. Dallas has an extensive background in hospitality and gaming, having directed the truck stop gaming operations in Louisiana for Delta Downs. He also has worked as the general manager or head of operations for numerous hotels, including the Disneyland Hotel, the Royal Lahaina Resort, Radisson Hotel at Fisherman's Wharf and several others.

DOMINIC A. GIAMBONA (age 65) was Chairman of the Board from September 8, 2000 through September 26, 2001 and has served as a Director since September 1999. Mr. Giambona is a private investor and business consultant. Born and raised in Rome, New York, Mr. Giambona now resides in Jupiter, Florida. He is a graduate of Syracuse University and has more than 40 years experience with building construction, facilities management, development and marketing.

EDWARD A. KILEY (age 61) has served as a Director since June 1999 and is currently the Secretary of the Company. He is a 1964 graduate of Brown University and Dean's List and Cum Laude graduate of the Syracuse University School of Law. A member of the New York, Florida and United States Supreme court bars before retiring from the practice of law in 1995, he is currently employed as a financial planner. He is the eldest son of Vernon Downs founder William F. Kiley.

JERRY D. MOTTERN (age 45) was appointed to the Board of Directors in 2002. He is in the practice of Public Accounting as a sole practitioner based in Twin Falls, Idaho. Previously, Mr. Mottern was an associate of McMullen, McPhee and Company, CPA's and Cooper Norman and Company. Mr. Mottern practices principally in the area of taxation. He received his Bachelor of Science from the University of Idaho in 1980 and is a member of the American Institute of Certified Public Accountants.

PAUL V. NOYES (age 73) has served as a Director since August 1998. He is an attorney with an office in Sherrill, New York. Mr. Noyes, a former shareholder of Mid-State Raceway, Inc. (1968-2003), is a graduate of Hamilton College and Cornell University Law School.

HOOLAE PAOA (age 53) is the Chairman of the Board, President and CEO of Mid-State Raceway, Inc. His background is primarily in hospitality and facility development, including hotels, restaurants, retail centers, golf courses, racetracks and casinos. Mr. Paoa was recently responsible for the operations, expansion and ultimate sale of Delta Downs Racetrack and Casino. Born and raised in Hawaii, Mr. Paoa currently resides in Vernon, New York. The New York Racing and Wagering Board refused to renew Mr. Paoa's individual license to participate in New York racing on December 12, 2003. Dave Wilson is the acting president during Mr. Paoa's appeal process.

JOAN RAE PARKER (age 65) was appointed to the Board of Directors in 2002. She recently retired from a career in the field of corporate administration with Bridge Capital, LLC. Ms. Parker attended the University of Idaho and currently resides in Henderson, Nevada.

VICTORIA ANN SCOTT (age 61) has served on the Board of Directors since 2002. Her extensive experience in the gaming industry includes the responsibility of building, licensing and managing video poker lounges in Louisiana. She holds two gaming device owner licenses and four video poker type V licenses. Effective November 13, 2003, Ms. Scott acquired and exercised warrants to purchase 450,000 shares of Common Stock (previously issued to All Capital LLC); and in connection therewith paid the Company $900,000 for such shares.

JOHN STONE (age 46) was appointed to the Board of Directors in 2002. He has an extensive background and is currently involved in property management in the private sector. Mr. Stone received a Bachelor of Science degree from DeVry Institute of Technology.

DAVID E. WILSON (age 67) is the Vice President of Racing and Facilities and acting Chief Operating Officer for Mid-State Raceway, Inc. Mr. Wilson has over 45 years of experience in the racing industry, including stints at many prestigious tracks, as well as the Daily Racing Form. Most recently, he was the Vice President of Racing and the General Manager of Delta Downs in Louisiana. He also serves as Vice President for the Lea Downs Racetrack and Casino in Hobbs, New Mexico.

ROSE FRAWERT (age 39) was appointed Treasurer and Chief Financial Officer of the Company on November 14, 2003 replacing James R. Wise who had served in such capacities since October 1997. Ms. Frawert joins Mid-State Raceway after most recently serving as Casino Controller for the Reno Hilton, a Park Place Entertainment business. Prior experience includes serving as assistant Corporate Controller for Phoenix Leisure, a gaming development and management company, and with Caesar's World, where she advanced through the company's financial structure. Ms. Frawert holds a bachelors degree in accounting and is a Certified Public Accountant.

Item 11. Executive Compensation

The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the last three fiscal years by the named Executive Officers.

                                                               Consulting
    Name and Principal Position            Salary     Bonus       Fees
    ---------------------------            ------     -----    ----------
Justice M. Cheney
President and Chief Executive Officer

January 1, 1998 to May 1998                      -        -    $   19,050
June 1998 to December 31, 1998            $ 34,616        -             -
January 1, 1999 to December 31, 1999        60,000
January 1, 2000 to October 28, 2000         50,769        -             -

John J. Signorelli
President and Chief Executive Officer

September 1, 1999 to December 31, 1999           -        -    $   26,000
January 1, 2000 to December 31, 2000             -        -        75,000
November 26, 2000 to December 31, 2000    $  6,000        -             -

No other executive officer received an annual salary and bonus in excess of $100,000 during the fiscal years ended December 31, 1998, 1999 and 2000. Dominic
A. Giambona received consulting fees of $60,900 during 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

At the close of business on December 1, 2003, the Company had outstanding 892,776 shares of common stock. No person or group is known by the Company to beneficially own more than 5% of the Company's common stock except as set forth in the following table.

                                     Amount of
      Name and Address               Beneficial      Percent
   Of Beneficial Officer             Ownership        Class
   ---------------------             ---------        -----
Richard C. Breeden, Trustee         38,000 shares       4.25%
Bennett Management &
Development Corp.
Two Clinton Square
Syracuse, NY 13202

Richard C. Breeden, Trustee        126,657 shares      14.18%
The Bennett Funding Group, Inc.
And Neil H. Ackerman, Trustee
NW Investors II
555 Fifth Ave.
New York, NY 10017

Dominic A. Giambona                 68,833 shares       7.71%
249 Barbados Drive
Jupiter, FL 33458

John J. Signorelli                  68,833 shares       7.71%
25 Mandia Lane
PO Box 386
Goldens Bridge, NY 10526

Victoria Scott                     450,000 shares      50.40%
P.O. Box
St. Pete Beach, Florida 33736

Item 13. Certain Relationships and Related Transactions

At December 31, 2001 the Company had outstanding borrowings of $1,650,000 with interest at 12% to a lender who was also a board member. Interest expense incurred related to this loan was $181,000 in 2001. In March 2001, to extend the due date of these loans to May 2002, the lender was granted a warrant to purchase 10,000 shares of stock at a price of $10 per share. This loan was repaid in April 2002 in connection with a refinancing of substantially all of the Company's debt with All Capital LLC.

The Company had outstanding at December 31, 2001 $166,500 of debt with two board members, one of whom was an officer. The debt bears interest at 12%. Interest expense related to this loan approximated $20,000 in 2001. The amount outstanding was repaid in April 2002 with the refinancing discussed above.

At December 31, 2001, the Company had a $300,000 loan outstanding due to a board member. The debt bears interest at 13%. Interest expense related to this loan approximated $42,250 in 2001. In March 2001 in consideration for amendments to this loan agreement, the lender was granted a warrant to purchase 2,700 shares of stock at a price of $10 per share. This loan was repaid in April 2002 with the refinancing discussed above.

On January 11, 2001, the Board of Directors of the Company authorized the issuance of a total of 24,840 shares of common stock to four individual shareholders (three of whom were board members and two of whom were officers) in an effort to prevent the dilution of such shareholders' ownership interest in the Company, which includes 21,600 shares that are subject to pending litigation. These anti-dilution shares of common stock were never issued. Due to the fact that these shares were authorized without consideration on the part of the shareholders, legal counsel for the Company has advised that any such issuance would not be valid. Further, since the stock certificates were not issued to the shareholders for the shares in question, legal counsel believes that the Company does not need to take any action to rescind the authorization for the issuance of such shares. On December 17, 2001 the Board of Directors clarified the minutes of the January 11, 2001 meeting to state the 24,840 shares of common stock will be issued for past services. However, issuance of the stock is subject to approval by the shareholders, by Board resolution.

See elsewhere herein information with respect to the following transactions:

(I) In March 2002 the Company entered into a Financing Agreement with Vernon, LLC, a company controlled by a shareholder;

(II) In April 2002 the Company entered into an $8,500,000 Loan Agreement with All Capital, LLC, a Company affiliated with Vernon, LLC.

(III)    On July 16, 2002 the Company borrowed $1,000,000 from All Capital LLC.

(IV) On August 28, 2002, the Company entered into a $15,000,000 loan agreement with All Capital, LLC.

(V) On January 29, 2003, the Company entered into an $18,000,000 Loan Agreement with All Capital LLC.

In 2002, 2001, and 2000, MSR paid approximately $59,000, $131,000, and $232,000, respectively, to related parties for consulting services, lodging, and interest, including amounts attributable to long-term debt (Note 7).

In December 2002, in order to induce the NYS Racing and Wagering Board (the "Board') to issue a license to its President and CEO, the Company advanced approximately $67,000 in the form of a security deposit to a third party for the benefit of its President and CEO. Upon the satisfaction by the President and CEO of the provisions of a certain undertaking given to the Board, the advance will be returned to MSR. Should the advance be applied to the benefit of the President and CEO it will, at that time, be treated as additional compensation.

A Company owned by MSR's President and CEO has a consulting agreement with MSR to provide VLT consulting services to MSR in exchange for monthly payments of $6,500 through March 2004.

Item 14. Controls and Procedures

(a) Disclosure Controls and Procedures.

Within the 90 days before the date of this Form 10-K, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". Mid-State Raceway, Inc. and Subsidiary conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

(i) Definition of Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

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

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

Subject to the limitations described above and not withstanding the delinquency of this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures going forward are effective in timely alerting them to material information relating to Mid-State Raceway, Inc. and subsidiary required to be included in The Company's periodic SEC filings.

(b) Changes in Internal Controls.

There have been no significant changes in The Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements

                                                                             Page
                                                                             ----
(1)      Reports of Independent Auditors                                      32
         Consolidated Balance Sheets at December 31, 2000 and 1999            33
         Consolidated Statements of Operations for the years ended
            December 31, 2000, 1999 and 1998                                  34
         Consolidated Statements of Changes in Shareholders'
            Equity for the years ended December 31, 2000, 1999 and 1998       35
         Consolidated Statements of Cash Flows for the years ended
            December 31, 2000, 1999 and 1998                                  36
         Notes to Consolidated Financial Statements                           37

(2) The following financial statement schedules are included in this Form 10-K report

         None.

         All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 2002

         None.

(c) Exhibits:

         Exhibit 21.1 - Subsidiaries of the registrant.

(d) Exhibit 31.1 Certification Chief Executive Officer
            31.2 Certification Principal Financial and Accounting Officer
            32.1 Sarbanes-Oxley Chief Executive Officer
            32.2 Sarbanes-Oxley Principal Financial and Accounting Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MID-STATE RACEWAY, INC.
                                            (Registrant)

                                      BY:   /S/ HOOLAE PAOA
                                          --------------------------------------
                                                Hoolae Paoa
                                                Chief Executive Officer

                                                JANUARY 10, 2004

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of January 2004.

/S/ HOOLAE PAOA
Hoolae Paoa
President, Chief Executive Officer, and Chairman of the Board

/S/ ROSE H. FRAWERT
Rose H. Frawert
Principal Financial and Accounting Officer

/S/ DAVE WILSON
Dave Wilson
Acting Chief Operating Officer

/S/ ANDREW EDWARD KILEY
Andrew Edward Kiley
Secretary and Director

/S/ VICTORIA SCOTT
Victoria Scott
Director

/S/ JERRY MOTTERN
Jerry Mottern
Director

/S/ DEBBIE BISHOP
Debbie Bishop
Director

/S/ JOHN STONE
John Stone
Director

/S/ JOAN PARKER
Joan Parker
Director

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Mid-State Raceway, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Mid-State Raceway, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained further in Notes 8, 13, 15, and 17 to the financial statements, the Company has defaulted on certain of its debt obligations during 2001, and substantially all of the Company's other debt obligations are scheduled to mature between February and May 2002, including $2,816,000 in February 2002, and $1,149,950 in May 2002; the Company is delinquent with respect to certain of its filings with the Securities and Exchange Commission, the consequences of which are not presently determinable; and based on unaudited financial information as of November 30, 2001, the Company had a working capital deficiency of approximately $7,100,000 and a shareholders' deficiency of approximately $1,573,000. Further, as indicated in Note 16 to the financial statements, the Company has granted purchasers an option to purchase the Company for $9,077,350, with an expiration date of March 15, 2002, subject to the approval of Company shareholders and the New York State Racing and Wagering Board.

In our opinion, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Mid-State Raceway, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                           /s/ URBACH KAHN & WERLIN LLP

Albany, New York
November 14, 2001

                                                     CONSOLIDATED BALANCE SHEETS
                                                      DECEMBER 31, 2000 AND 1999

                                                                       2000           1999
                                                                   -----------     -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $   146,180     $ 1,113,529
  Cash restricted for purses, capital improvements and
    uncashed winning tickets                                           127,568         157,909
  Grant receivable                                                           -         233,751
  Other receivables, net of allowance for doubtful accounts of
    $10,000 in 2000 and $112,000 in 1999                               311,372         339,864
  Investments                                                          501,475         200,125
  Other current assets                                                 164,429         161,264
                                                                   -----------     -----------
        Total current assets                                         1,251,024       2,206,442
                                                                   -----------     -----------
PROPERTY, BUILDINGS AND EQUIPMENT
  Land, buildings and equipment                                     17,162,848      13,223,647
  Other properties                                                     121,671         121,671
                                                                   -----------     -----------
                                                                    17,284,519      13,345,318
  Less accumulated depreciation                                     11,551,072      11,194,298
                                                                   -----------     -----------
                                                                     5,733,447       2,151,020
                                                                   -----------     -----------

OTHER ASSETS
  Other assets                                                           8,904          29,265
                                                                   -----------     -----------
                                                                         8,904          29,265
                                                                   -----------     -----------
                                                                   $ 6,993,375     $ 4,386,727
                                                                   ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of real estate taxes payable                     $    60,000     $    72,000
  Line of credit                                                       347,333               -
  Current portion of long term debt                                  1,963,622               -
  Accounts payable and accrued expenses                              1,576,262         964,070
  Uncashed winning tickets                                              82,921          63,392
  Retention for capital improvements                                    39,892          84,272
                                                                   -----------     -----------
        Total current liabilities                                    4,070,030       1,183,734
                                                                   -----------     -----------
REAL ESTATE TAXES PAYABLE, less current portion                              -          30,000
                                                                   -----------     -----------
LONG-TERM DEBT, net of current portion                               2,847,000       1,250,000
                                                                   -----------     -----------
DEFERRED RETIREMENT BENEFITS (Note 15)                                       -       1,013,861
                                                                   -----------     -----------
CONTINGENCIES (Notes 15 and 16)
SHAREHOLDERS' EQUITY
  Common stock, parvalue $.10 per share;
    authorized 10,000,000 shares; issued and
    outstanding 442,766 shares in 2000, 438,386 shares in 1999          44,277          43,839
  Additional paid-in capital                                         2,084,909       2,041,547
  Accumulated deficit                                               (2,061,867)     (1,180,260)
  Accumulated other comprehensive income                                 9,026           4,006
                                                                   -----------     -----------
        Total shareholders' equity                                      76,345         909,132
                                                                   -----------     -----------
                                                                   $ 6,993,375     $ 4,386,727
                                                                   ===========     ===========

See Notes to Consolidated Financial Statements.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Years Ended December 31, 2000, 1999, and 1998

                                                                      FOR THE YEAR       FOR THE YEAR        FOR THE YEAR
                                                                          ENDED             ENDED               ENDED
                                                                      DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                                                          2000                1999               1998
                                                                    (93 RACING DAYS)   (114 RACING DAYS)   (122 RACING DAYS)
                                                                    ----------------   -----------------   -----------------
Operating revenues:
  Net pari-mutuel commissions and breakage from wagering:
    Vernon Downs Harness                                             $       896,222   $       1,230,005   $       1,454,373
    Off-track betting (OTB) and inter-track wagering (ITW)                 1,530,777           1,613,935           1,514,899
    Simulcasting                                                           2,569,852           2,595,531           2,97l,228
                                                                     ---------------   -----------------   -----------------
                                                                           4,996,851           5,439,471           5,940,500
  Room rental revenue                                                      1,410,333                   -                   -
  Admissions                                                                  69,270              68,843              70,925
  Food beverage and concessions                                              848,237             195,038             193,057
  Other revenues                                                             284,494             250,195             197,434
                                                                     ---------------   -----------------   -----------------
         Total operating revenues                                          7,609,185           5,953,547           6,401,916
                                                                     ---------------   -----------------   -----------------
Operating expenses:
  Purses                                                                   1,796,874           1,992,214           1,886,450
  Payroll                                                                  2,355,818           1,524,236           1,484,055
  Taxes, other than income                                                   302,807             401,921             386,807
  Outside services and rentals                                               405,276             209,434             563,342
  Utilities                                                                  739,793             469,621             448,049
  Simulcasting expenses                                                      935,124             994,934           1,010,918
  Food and beverage costs                                                    311,984                   -                   -
  Depreciation                                                               356,774             191,984             197,667
  Bad debts (recovery)                                                      (101,637)             91,586              18,837
  Settlement of lawsuit (Note 15)                                                  -            3,80,000                   -
  Other expenses                                                           1,779,740           1,197,890           1,226,160
                                                                     ---------------   -----------------   -----------------
         Total operating expenses                                          8,882,553           7,453,820           7,222,285
                                                                     ---------------   -----------------   -----------------
Loss from operations                                                      (1,273,368)         (1,500,273)           (820,369)
                                                                     ---------------   -----------------   -----------------
Other income (loss):
  Special events income (loss), net                                         (411,008)             41,418              97,826
  Commissions for capital improvements                                       101,960                   -              86,330
  Aid from state and local governments                                        36,248             233,751             372,750
  Gain on sale of land                                                             -                   -             399,999
  Gain on sale of other assets                                                     -                   -              73,500
  Investment income (loss)                                                    26,243               6,598             (17,378)
  Interest expense                                                          (331,035)           (146,708)            (79,236)
                                                                     ---------------   -----------------   -----------------
         Total other income (loss)                                          (577,592)            135,059             933,811
                                                                     ---------------   -----------------   -----------------
(Loss) income before provision for federal and state
  income taxes and extraordinary item                                     (1,850,960)         (1,365,214)            113,442
                                                                     ---------------   -----------------   -----------------
Provision for federal and state income taxes:
  Currently payable                                                             (708)             (3,753)               (404)
  Deferred benefit                                                           376,800                   -                   -
                                                                     ---------------   -----------------   -----------------
         Total provision (benefit) for federal and state income tax          376,092              (3,753)               (404)
                                                                     ---------------   -----------------   -----------------
Income (loss) before extraordinary item                                   (1,474,868)         (1,368,967)            113,038
                                                                     ---------------   -----------------   -----------------
Extraordinary item - gain on extinguishment of deferred retirement
  benefit liability, net of deferred income taxes of $376,800 (Note          593,261                   -                   -
                                                                     ---------------   -----------------   -----------------
Net (loss) income                                                    $      (881,607)  $      (1,368,967)  $         113,038
                                                                     ===============   =================   =================
(Loss) income per common share - based on weighted
  average shares outstanding
(Loss) income before extraordinary item                              $         (3.33)  $           (4.89)  $            0.45
Extraordinary item                                                   $          1.34   $               -   $               -
(Loss) income after extraordinary item                               $         (1.99)  $           (4.89)  $            0.45
                                                                     ===============   =================   =================

See Notes to Consolidated Financial Statements.

                      Consolidated Statements of Changes in Shareholders' Equity
                                   Years Ended December 31, 2000, 1999, and 1998

                                                                                        (ACCUMULATED)   ACCUMULATED
                                                         COMMON STOCK       ADDITIONAL    DEFICIT)/        OTHER
                                                    ISSUED AND OUTSTANDING   PAID-IN       RETAINED    COMPREHENSIVE
                                                    SHARES        AMOUNT     CAPITAL       EARNINGS        INCOME        TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1988                         250,386     $  25,039   $  225,347  $     75,669     $      -     $    326,055
Net income for the year                                   -             -            -       113,038            -                -
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                       250,386        25,039      225,347       188,707            -          439,093
Comprehensive income (loss)
  Net loss for the year                                   -             -            -    (1,368,967)           -       (1,368,967)
  Unrealized gain on securities available for sale        -             -            -             -        4,006            4,006
                                                                                        ------------------------------------------
    Total comprehensive income (loss)                                                     (1,368,967)       4,006       (1,364,961)
Issuance of common stock through private placement,
 net of issuance costs of $ 45,000                  150,000        15,000    1,440,000             -            -        1,455,000
Issuance of common stock for settlement of law suit
 (Note 15)                                           38,000         3,800      376,200             -            -          380,000
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                       438,386        43,839    2,041,547    (1,180,260)       4,006          909,132
Comprehensive income (loss)
  Net loss for the year                                   -             -            -      (881,607)           -         (881,607)
  Unrealized gain on securities available for sale        -             -            -             -        5,020            5,020
                                                                                        ------------------------------------------
    Total comprehensive income (loss)                                                       (881,607)       5,020         (876,587)
Issuance of common stock for extinguishment of
 retirement benefit liability (Note 15)               4,380           438       43,362             -            -           43,800
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                       442,766     $  44,277   $2,084,909  $ (2,061,867)    $  9,026     $     76,345
==================================================================================================================================

                                 See Notes to Consolidated Financial Statements.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

------------------------------------------------------------------------------------------------------------------
                                                               FOR THE YEAR       FOR THE YEAR        FOR THE YEAR
                                                                   ENDED              ENDED               ENDED
                                                               DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                                   2000               1999                1998
                                                             (93 RACING DAYS)   (114 RACING DAYS)   (122 RACING DAYS)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                            $  (881,607)       $  (1,368,967)      $     113,038
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Settlement of lawsuit                                              -              380,000                   -
      Extinguishment of deferred benefit liability                (593,261)                   -                   -
      Deferred tax benefit                                        (376,800)                   -                   -
      Depreciation                                                 356,774              191,984             197,667
      Change in allowance for doubtful accounts                   (102,000)              90,000              15,000
      Realized and unrealized (gain) loss on investments            17,917               (4,006)                  -
      Imputed interest expense                                     128,947                    -                   -
      Gain on sale of other assets                                       -                    -             (73,500)
      Loss on sale/disposal of equipment                                 -                    -              14,596
      Gain on sale of land                                               -                    -            (399,999)
      Changes in:
        Restricted cash                                             30,341              (70,431)            (25,268)
        Accounts and grants receivable                             364,243             (167,011)           (324,588)
        Other current assets                                        (3,165)              91,613            (231,137)
        Other assets                                                20,361               48,341             (20,703)
        Real estate taxes payable                                  (42,000)             (72,000)            174,000
        Accounts payable                                           266,336              481,302            (545,529)
        Uncashed winning tickets                                    19,529                4,134              (2,952)
        Retention for capital improvements                         (44,380)              63,484              20,788
-------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                   (838,765)            (331,557)         (1,088,587)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS  FROM INVESTING ACTIVITIES
  Proceeds from maturities and sales of available-for-sale
    investment securities                                          168,160                    -                   -
  Purchase of available-for-sale investment securities            (487,427)            (192,113)                  -
  Proceeds from sale of other assets                                     -                    -             122,500
  Proceeds from sale of equipment                                        -                    -                 501
  Proceeds from sale of land                                             -                    -             400,000
  Purchase of properties and equipment                            (658,394)            (505,042)           (193,170)
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities     (977,661)            (697,155)            329,831
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                               897,333              250,000           1,000,000
  Principal payments on capital leases                             (48,256)                   -                   -
  Net proceeds from sale of stock                                        -            1,455,000                   -
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                849,077            1,705,000           1,000,000
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                   (967,349)             676,288             241,244
Cash at beginning of year                                        1,113,529              437,241             195,997
-------------------------------------------------------------------------------------------------------------------
Cash at end of year                                            $   146,180        $   1,113,529       $     437,241
===================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the year for:
        Interest                                               $   176,656        $     137,958       $     120,000
        Income taxes                                           $       696        $           -       $         712
===================================================================================================================
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
  FINANCING ACTIVITIES
  Acquisition of hotel building and equipment:
    Debt incurred                                              $ 2,421,155        $           -       $           -
    Accounts payable and other liabilities assumed                 345,856                    -                   -
  Capital leases                                               $   508,776        $           -       $           -
===================================================================================================================

                                 See Notes to Consolidated Financial Statements.

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

              Mid-State Development Corporation ("MSD"), formerly known as Mid-Year Sales, Inc., is a wholly owned subsidiary of MSR. Beginning in October 1999, MSD commenced operating concessions at the harness racing track owned by MSR. Prior to 1999, MSD was an inactive company. In June of 2000, MSD began operating a hotel adjacent to the track. Operations of the hotel from June 2000 to December 2000 are included in the consolidated totals as of and for the year ended December 31, 2000 (see Note 13).

              Vernon Hospitality, Inc. (formed in June 2000) and Vernon Productions, Inc. (formed in July 2000) are inactive wholly-owned subsidiaries of MSR.

         PRINCIPLES OF CONSOLIDATION:

              The accompanying 2000 consolidated financial statements include the accounts of MSR and MSD (collectively referred to as the Company). All significant inter-company accounts and transactions have been eliminated in the consolidation. Prior to 1999, MSD was inactive and had no assets, liabilities, revenues or expenses.

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

         PROPERTY, BUILDINGS AND EQUIPMENT:

              Property, buildings and equipment are carried at cost less accumulated depreciation computed by the straight-line and accelerated methods.

              The estimated useful life to the various classes of assets on which current provisions were based are as follows:

Land improvements                                   5 to 20 years
Buildings and improvements                         10 to 40 years
Other structures                               15 to 31 1/2 years
Equipment                                           3 to 20 years

         INCOME (LOSS) PER COMMON SHARE:

              Income (loss) per share of common stock has been calculated based on the weighted average shares outstanding during each year. The weighted average number of common shares outstanding was 442,382 during 2000, and 279,805 and 250,386 for the years December 31, 1999 and 1998, respectively. Outstanding warrants (Note 12) at December 31, 2000 were 185,000. These warrants were excluded from the income (loss) per share calculations because their effect is anti-dilutive.

         ADVERTISING:

              MSR follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $80,710, $116,750, and $214,413, for the years ended December 31, 2000, 1999, and 1998, respectively.

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

         REVENUE RECOGNITION:

              MSR recognizes revenue for commissions from wagering, corporate sponsors, and admissions when the related racing event is run. Revenue from hotel and other services are recognized at the time the related service is performed. Commissions for capital improvements are recognized when the related qualifying expenditures are incurred. Investment income is recognized on the accrual basis.

         ASSET IMPAIRMENT ASSESSMENTS:

              The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. No impairment has been recognized through December 31, 2000.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

              In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), and Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-lived Assets (SFAS 144).

SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS 142, effective October 1, 2001, provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. Separable intangible assets that do not have an indefinite life will continue to be amortized over their useful lives. SFAS 143, effective in 2003, requires recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. SFAS 144, effective in 2002, provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.

              Management does not expect the adoption of SFAS 141, SFAS 142, SFAS 143, and SFAS 144 will have a material impact on the consolidated results of operations or financial position of the Company.

         RECLASSIFICATIONS:

              Certain balances in prior year financial statements have been reclassified for comparative purposes.

NOTE 2. GRANT RECEIVABLE

              Grant receivable at December 31, 1999 represents amounts due MSR from New York State in relation to 1999 and 1998 New York State Legislative grant appropriations for the purposes of preserving employment and increasing marketing. In connection with the 1999 grant, MSR was required to incur qualifying expenditures between July 1, 1999 and December 31, 1999 and submit a reimbursement request to New York State. All expenditures submitted for reimbursement were approved by New York State.

NOTE 3. OTHER RECEIVABLES

              Other receivables consist of the following at December 31, 2000 and 1999:

                                               2000            1999
---------------------------------------------------------------------
Shift adjustments                            $ 68,360        $156,928
Commissions                                    74,800          87,532
Room rental                                   108,745               -
Other                                          69,467         207,404
---------------------------------------------------------------------
         Total                                321,372         451,864
Less allowance for doubtful accounts           10,000         112,000
---------------------------------------------------------------------
         Other receivables, net              $311,372        $339,864
=====================================================================

NOTE 4. INVESTMENTS

              MSR's investments are classified as available-for-sale securities and are reported at fair value at December 31, 2000 and 1999, with unrealized gains included in comprehensive income. At December 31, 2000, investments consist principally of government securities and certificates of deposit. These securities had a fair value of $501,745, a cost of $492,719, and an unrealized gain of $9,026. At December 31, 1999, investments consist principally of corporate stocks. These stocks had a fair value of $200,125, a cost of $196,119, and an unrealized gain of $4,006.

NOTE 5. PROPERTY, BUILDINGS AND EQUIPMENTS

              Property, buildings and equipment consists of the following:

                                                                      CONSOLIDATED     CONSOLIDATED
                                         MSD              MSR             2000             1999
---------------------------------------------------------------------------------------------------
Land, buildings and equipment:
   Land                                       -           77,802           77,802           77,802
   Land improvements                          -        1,805,432        1,805,432        1,414,619
   Buildings and improvements         2,329,116        7,828,472       10,157,588        7,240,478
   Equipment                            512,509        4,609,517        5,122,026        4,321,307
   Construction in progress                   -                -                -          169,441
---------------------------------------------------------------------------------------------------
                                      2,841,625       14,321,223       17,162,848       13,223,647
Other properties:
   Land                                 121,671                -          121,671          121,671
---------------------------------------------------------------------------------------------------
                                      2,963,296       14,321,223       17,284,519       13,345,318
Less accumulated depreciation           108,135       11,442,937       11,551,072       11,194,298
---------------------------------------------------------------------------------------------------
                                      2,855,161        2,878,286        5,733,447        2,151,020

NOTE 6. REAL ESTATE TAXES PAYABLE

              In May 1998, Oneida County and MSR entered into an agreement whereby MSR would make 36 monthly installments of $6,000, commencing May 29, 1998, to satisfy its liability to Oneida County for nonpayment of 1997 property taxes, totaling $216,000, levied against MSR by Oneida County in 1997. The $60,000 outstanding balance at December 31, 2000 is due in 2001.

NOTE 7. LINE OF CREDIT

              MSR, under a revolving line of credit agreement with an investment company, had available credit providing for maximum borrowings of $351,000. The agreement provided for borrowings at 3.15% over the 30 day commercial paper rate (9.70% at December 31, 2000). Line of credit borrowings are collateralized by MSR's investments. The balance outstanding under this line at December 31, 2000 was $347,333. This line of credit did not exist at December 31, 1999. The line of credit was terminated in October 2001.

NOTE 8. LONG-TERM DEBT

              Long-term debt is comprised as follows at December 31, 2000:

                                               2000                                         1999
-------------------------------------------------------------------------------------------------------------------
                             CURRENT        LONG-TERM          TOTAL        CURRENT      LONG- TERM         TOTAL
-------------------------------------------------------------------------------------------------------------------
Notes Payable
   (A)                     $1,149,950       $        -      $1,149,950      $     -      $1,000,000      $1,000,000
   (B)                        166,500                -         166,500            -         250,000         250,000
   (C)                        300,000                -         300,000            -               -               -
   (D)                        250,000                -         250,000            -               -               -
Other Obligations                                                                                                 -
   (E)                              -        2,483,652       2,483,652            -               -               -
   (F)                         97,172          363,348         460,520            -               -               -
-------------------------------------------------------------------------------------------------------------------
                           $1,963,622       $2,847,000      $4,810,622      $     -      $1,250,000      $1,250,000
===================================================================================================================

              (A) In May 1998, MSR obtained a $1,000,000 loan from a private lender, who is also a board member. The loan is collateralized by a first mortgage on MSR's racing plant, buildings and improvements. In March 2000, MSR obtained an additional loan from this private lender in the form of equipment and food service inventory, valued at $66,450. This additional loan was added to the $1,000,000 first mortgage. Additionally, $83,500 of the loan described in
                      (B) below came from this lender and was added to the first mortgage agreement in 2000. The loans bear interest at 12% and require monthly interest-only payments. No principal payments are required until the final due date. This loan was originally due May 15, 2001. In March 2001, the due date was extended to May 15, 2002 in exchange for granting the private lender a warrant to purchase 10,000 shares of MSR common stock at $10 per share with an expiration date in March 2005. During 2001, MSR obtained an additional $500,000 loan from this private lender. This amount was also added to the first mortgage agreement.

                      The loan agreement required MSR to pay the lender $47,500 in financing fees at closing. Financing fees paid at closing are being amortized over the original term of the loan and are included in interest expense. At December 31, 2000 and 1999, the unamortized portion of financing fees is included in other assets. Interest expense incurred by MSR in 2000, 1999, and 1998 related to this loan totaled $143,697, $135,833, and $79,236 respectively.

              (B) In August 1999, MSR obtained $250,000 in loans from three board members, one of whom was an officer. $83,500 of this $250,000 loan came from the lender referred to in (A) above. The loans bear interest at 12%, and were originally secured by a second mortgage on MSR's racing plant, buildings, and improvements. In 2000, $83,500 of the original $250,000 was added to the first mortgage agreement described in (A) above. The remaining $166,500 remains secured by a second mortgage agreement and was due in August 2001. No interest has been paid on the $166,500 loan as of December 31, 2000. Unpaid interest related to this loan approximating $26,000 through December 31, 2000, is included in accounts payable and accrued expenses. The lender called the $166,500 loan in September 2001, but MSR did not make payment. As such, the loan is considered to be in default as of September 2001.

              (C) In September 2000, MSR obtained a $300,000 loan from another private lender, who is also a board member. The loan is secured by a second mortgage on MSR's racing plant, buildings and improvements. The loan bears interest at 13% and repayment was due in September 2001. No principal payments are required until the final due date. Interest expense in 2000 totaled $9,750 for this loan. In consideration for making this loan to MSR, the lender was granted a warrant to purchase 2,500 shares of MSR common stock at $10 per share with an expiration date in August 2004. Additionally, in March 2001, in consideration for certain amendments made to this loan, MSR granted this lender a warrant to purchase 2,700 shares of MSR common stock at $10 per share with an expiration date in March 2005. MSR did not repay the loan, as scheduled, in September 2001.

              (D) In December 2000, MSR obtained a $250,000 loan from private lenders, with interest originally at 6%, to be paid in the form of MSR common stock. The note is secured by certain MSR and subsidiary assets, including machinery, equipment, and receivables. The note was originally scheduled to mature in February 2001. In May 2001, the note was amended due to the fact that MSR was in default under note terms. The amendment extended the due date until August 15, 2001 and required the payment of all accrued but unpaid interest on the note. In September 2001, in connection with an irrevocable purchase option agreement whereby MSR granted the lenders of this note an option to purchase MSR (see Note 16), the note maturity was extended to March 15, 2002, the expiration date of the purchase option agreement. Additionally, the interest rate was increased to 10% and the note was added to the second mortgages previously mentioned in (B) and (C), above. Interest expense in 2000 approximated $780 for this loan.

              (E) Represents the present value of the amount payable to a bankruptcy trustee in relation to a settlement agreement between the trustee and MSR for the purchase of a hotel located on MSR's land adjacent to its harness racing track (see Note 13). The initial April 2000 settlement agreement was amended in July 2001 and was formally approved by the bankruptcy court in August 2001. The approved agreement calls for MSR to pay $2,816,000 to the bankruptcy trustee by February 18, 2002 for the purchase of the hotel. For financial reporting purposes, the $2,816,000 was discounted using an incremental borrowing rate of 10% and the present value discount is being treated as imputed interest. Imputed interest expense for 2000 related to this transaction approximated $129,000. In the event that MSR does not make the required payment to the trustee by February 18, 2002, the trustee may either enter into a 24 year mortgageable lease agreement for the hotel with MSR or take title to the hotel and the land on which it is located, subject to the mortgage described in Note 8 (A). Title to the land requires fair market value payment to MSR.

              (F) During 2000, MSR and MSDC entered into various capital leases for equipment with monthly payments ranging from $137 to $2,168 including imputed interest from 6.9% to 24.5%. These leases mature at various dates through 2006. In 2000, interest expense totaled approximately $36,000 for these capital leases.

              Future maturities of long-term debt (exclusive of capital lease obligations), as of December 31, 2000, are as follows:

YEAR ENDING DECEMBER 31                   AMOUNT
--------------------------------------------------
   2001                                 $1,866,450
   2002                                  2,483,652
--------------------------------------------------
       Totals                           $4,350,102
==================================================

              At December 31, 2000, the cost of equipment acquired through capital lease obligations totaled $508,776 and is included in land, building, and equipment on the balance sheet. Accumulated depreciation related to these assets totaled $79,812 at December 31, 2000.

              The following is a schedule by years of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of December 31, 2000:

YEAR ENDING DECEMBER 31                                                            AMOUNT
------------------------------------------------------------------------------------------
    2001                                                                          $126,629
    2002                                                                           128,613
    2003                                                                           130,677
    2004                                                                           138,190
    2005                                                                            71,698
    Thereafter                                                                       4,318
------------------------------------------------------------------------------------------
            Total minimum lease payments                                           600,125
    Less amount representing interest                                              139,605
------------------------------------------------------------------------------------------
            Present value of net minimum lease payments                            460,520
            Current maturities                                                      97,172
------------------------------------------------------------------------------------------
Capital lease obligation, net of current maturities                               $363,348
==========================================================================================

NOTE 9. INCOME TAXES

              Net deferred tax assets are provided for the temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The temporary differences that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effect are as follows. The net deferred tax asset at December 31, 2000 and 1999 has been offset by an equivalent valuation allowance because of uncertainty concerning MSR's ability to utilize net operating loss carryforwards in future years.

                                                                      DECEMBER 31
                                                        2000                                 1999
                                           -----------------------------        -----------------------------
                                            TEMPORARY                           TEMPORARY
                                            DIFFERENCE        TAX EFFECT        DIFFERENCE         TAX EFFECT
-------------------------------------------------------------------------------------------------------------
Deferred compensation                      $         -       $         -        $ 1,013,000       $   376,800
Net operating loss carryforwards             5,930,000         2,016,000          4,080,000         1,387,000
other                                           22,000             8,800             14,000             5,600
-------------------------------------------------------------------------------------------------------------
                                             5,952,000         2,024,800          5,107,000         1,769,400
Less valuation allowance                             -        (2,024,800)                 -        (1,769,400)
-------------------------------------------------------------------------------------------------------------
                                           $ 5,952,000       $         -        $ 5,107,000       $         -
=============================================================================================================

              The net operating loss carryforwards will expire at various dates from December 31, 2009 through December 31, 2014.

              A reconciliation of the provision for income taxes to the statutory amount is as follows:

                                                       FOR THE YEAR ENDED DECEMBER 31
                                                       ------------------------------
                                                2000                   1999                1998
                                         -----------------------------------------------------------
                                           AMOUNT      %        AMOUNT       %       AMOUNT    %
----------------------------------------------------------------------------------------------------
Statutory federal income tax (benefit)   $(629,000)  (34.0)   $(465,000)  (34.0)   $ 38,500    34.0
Variances from statutory rate:
   Add state income tax, net of
      federal tax benefit                      708     0.1        3,753     0.3         404     0.4
   Increase (decrease) in valuation
      allowance                            255,400    13.6      442,000    32.3     (26,800)  (23.6)
   Other                                    (3,200)   (0.1)      23,000     1.7     (11,700)  (10.4)
                                         ---------   -----    ---------   -----    --------   -----
Provision (benefit) for income taxes     $(376,092)  (20.4)   $   3,753     0.3    $    404     0.4
                                         =========   =====    =========   =====    ========   =====

NOTE 10.  LEASES

          The Raceway leases certain equipment for use during each racing season including an agreement for pari-mutuel totalisator equipment and services. Total rent expense for the years ended December 31, 2000, 1999, and 1998 amounted to $432,220, $512,568, and $654,910 of which
          $275,400, $280,105, and $399,263 was paid on the totalisator contract for the respective years.

          The current totalisator operating lease agreement expires in 2004. Under the agreement, MSR is charged a flat fee for the equipment and services plus an additional amount that is dependent upon wager volume. Future minimum rental charges for totalister equipment are as follows:

2001                               $   265,000
2002                                   275,000
2003                                   285,000
2004                                   295,000
                                   -----------
                                   $ 1,120,000
                                   ===========

NOTE 11.  INVESTMENT (LOSS) INCOME

          Investment (loss) income consisted of the following for the years ended December 31, 2000, 1999, and 1998:

                                                       DECEMBER 31
                                            --------------------------------
                                            2000       1999         1998
----------------------------------------------------------------------------
Interest and dividends                   $ 30,772    $ 27,921    $    6,753
Other                                      (4,529)    (21,323)      (24,131)
                                         --------    --------    ----------
                                         $ 26,243    $  6,598    $  (17,378)
                                         ========    ========    ==========

NOTE 12.  PRIVATE PLACEMENT AND STOCK WARRANTS

          During 1999, MSR issued 150,000 shares of common stock, at $10 per share, through a private placement offering. Additionally, in November 1999, MSR entered into a common stock warrant agreement with two former officers, who were also board members, granting them the option to purchase at least 150,000 but not more than 175,000 shares of MSR common stock at $10 per share. Prior to its expiration on November 15, 2000, the agreement was extended until November 14, 2004. Also, in November 2000, MSR granted another board member a warrant to purchase up to 7,500 shares of MSR common stock at $10 per share with an expiration date of November 14, 2004. Additionally, as discussed in
          Note 8(C) MSR granted another board member a warrant to purchase 2,500 shares of MSR common stock at a price of $10 per share, with an expiration date of August 31, 2004. A summary of these warrants outstanding as of December 31, 2000 is as follows:

                       NUMBER OF        EXERCISE       EXPIRATION
                     STOCK WARRANTS      PRICE          DATE OF
    ISSUE DATE          ISSUED          PER SHARE    STOCK WARRANTS
---------------------------------------------------------------------
November 14, 2000   150,000 - 175,000     $10       November 14, 2004
November 14, 2000         7,500           $10       November 14, 2004
September 1, 2000         2,500           $10         August 31, 2004
                    =================     ===       =================

NOTE 13.  HOTEL LEASE AND ACQUISITION

          During fiscal year 1994, MSR, as lessor, entered into a lease agreement with Comfort Associates, Inc. ("CAI"), a company affiliated with MSR's former majority shareholder. MSR leased, for an initial period of twenty years, a certain portion of their property for the purpose of permitting CAI to construct, own, and operate a hotel. Construction of the hotel by CAI was completed in October 1994. Anytime during the lease or any renewal period of the lease, MSR could have elected to assume all of CAI's duties, obligations, rights, and responsibilities under the lease for a nominal amount. Lease payments during the initial twenty year period were $10,000 per year. In May 2000, the lease was terminated, and MSR purchased all of the issued and outstanding shares of stock of CAI for $5,510, plus an additional $48,000 acquisition fee.

          An investigation conducted by the bankruptcy trustee of the bankrupt companies affiliated with MSR's former majority shareholder revealed that the aforementioned hotel constructed, owned, and operated by CAI was built by funds fraudulently transferred from the bankrupt companies affiliated with MSR's former majority shareholder. The trustee subsequently filed suit against CAI for any and all ownership interests in the hotel.

          Pursuant to an original April 11, 2000 settlement agreement between the trustee and MSR that was later amended on July 30, 2001 and formally approved by the bankruptcy court in August 2001, MSR turned over the issued and outstanding stock of CAI to the trustee and acquired the hotel from the trustee. The agreement calls for MSR to pay the trustee $2,816,000 (the fair market value of the hotel less $184,000 in unpaid real estate taxes) by February 18, 2002 (see Note 8(E)). It is also the responsibility of MSR to pay the $184,000 of unpaid real estate taxes on the hotel. In the event that MSR does not make the required payment to the trustee by February 18, 2002, the trustee may either enter into a 24 year mortgageable lease agreement for the hotel with MSR or take title to the hotel and the land on which it is located. See Note 8, which describes various mortgages on MSR property. Title to the land requires fair market value payment to MSR.

          The purchase method of accounting was used to account for the June 2000 hotel acquisition, and the purchase price was allocated as follows:

Property and equipment           $   2,611,000
Current assets                          89,000
Liabilities assumed                   (345,000)
Debt incurred                       (2,355,000)
                                 -------------
                                 $           -
                                 =============

          The accompanying financial statements include the operations of the hotel for the period from June 20, 2000 through December 31, 2000.

          When MSR purchased the issued and outstanding stock of CAI in May 2000, it agreed to personally indemnify CAI's former sole stockholder for any liability that stockholder may have had with respect to a franchise agreement for the hotel. Subsequent to the stock transaction, the stockholder was sued by the franchisor for damages approximating $557,000. The stockholder answered the complaint, notified MSR of the claim, and requested indemnification if the suit is successful. Although MSR believes that the lawsuit will most likely not be successful, the ultimate outcome is not presently determinable. A provision for a possible unfavorable outcome is not included in these financial statements.

          During 2000, the aforementioned bankruptcy trustee questioned payments of approximately $136,000 made by CAI to MSR, while MSR was operating the hotel from May 20, 2000 to June 22, 2000 for rent, water, and sewer charges. In September 2000, MSR provided financial information to the trustee relating to these expenses. While MSR believes the matter to be resolved, the trustee has not yet indicated that the matter is closed.

          MSR operates pari-mutuel wagering on the hotel premises. Net pari-mutuel commissions and breakage from wagering on these premises approximated $481,000 for the year ended December 31, 2000 ($450,000 for the year ended December 31, 1999, and $1,060,000 for the year ended December 31, 1998).

NOTE 14.  OTHER RELATED PARTY TRANSACTIONS

          In March 1998, MSR sold idle land with nominal book value, to an affiliate of a member of MSR's Board of Directors for $400,000. The corresponding gain from this sale is reflected in the statement of operations for the year ended December 31, 1998.

          In 2000 and 1999, MSR paid approximately $350,000 and $210,000 to related parties for consulting services, lodging, and interest, including amounts attributable to long-term debt (Note 8).

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

          FORMER MAJORITY SHAREHOLDER

          In March 1998, MSR provided financial information to the aforementioned bankruptcy trustee relating to approximately $1,200,000 of corporate sponsorships it received over a period of years from bankrupt affiliates of its former majority shareholder. Subsequently, the trustee commenced a lawsuit against MSR to recover these payments, based on the theory of fraudulent conveyance. On November 5, 1999, MSR issued 38,000 shares of common stock, valued at $10 per share, to the trustee in full settlement of the claim. The settlement of this lawsuit is classified as an operating expense in the December 31, 1999 consolidated statement of operations.

          OTHER

          In March 1998, MSR voted to terminate its unfunded deferred compensation plan. At December 31, 1999, there was a $1,013,861 liability recorded in MSR's consolidated balance sheet related to this plan. Subsequent to this termination, a lawsuit was brought against MSR by beneficiaries of the deferred compensation plan challenging the plan's termination and seeking damages of $1,200,000. The lawsuit was settled in 2000 with the beneficiaries receiving 4,380 shares of stock, valued for financial reporting purposes at $10 per share, in full settlement of their claim. The gain on this settlement, of approximately $970,000, is recognized as an extraordinary item in the December 31, 2000 consolidated statement of operations, net of applicable income taxes of $376,800.

PURSE FUND AGREEMENT

          MSR routinely enters into agreements with the Harness Horse Association of Central New York to establish purses for harness meetings at MSR. In December 1999, both parties signed an agreement that required MSR to pay approximately $2,282,000 in purses in 2000. Total actual purses and fees paid by MSR in 2000 approximated $1,876,000, mostly due to a decrease in live racing days from 114 in 1999 to 93 in 2000. A June 22, 2001 amendment to the December 1999 agreement requires MSR to pay approximately $2,453,000 in purses and fees in 2001. This amount includes approximately $406,000 in under funded purses from 2000.

          OTHER LITIGATION

          MSR is a defendant in various litigation matters arising from its operations. No estimate can yet be made of the potential liability or damages, or the likely outcome of the litigation. Management believes that liabilities resulting from these lawsuits, if any, will be immaterial or will be completely covered by insurance policies.

          DELINQUENT SECURITIES AND EXCHANGE COMMISSION (SEC) FILINGS

          MSR is delinquent in filing a number of periodic reports, including annual and quarterly financial information, required to be filed with the SEC. The consequences of the Company's failure to file these reports and the actions, if any, that the SEC might initiate against the Company in this connection, are not presently determinable.

NOTE 16. SUBSEQUENT EVENTS

          ANTI-DILUTION STOCK

          On January 11, 2001, the Board of Directors of MSR authorized the issuance of a total of 27,590 shares of common stock to four individual shareholders (three of whom were board members and two of whom were officers of MSR) in an effort to prevent the dilution of such shareholders' ownership interest in MSR. These anti-dilution shares of common stock were never issued by MSR. Due to the fact that these shares were authorized without consideration on the part of the shareholders, legal counsel for MSR has advised that the issuance was not valid. Further, since the stock certificates were not issued to the shareholders for the shares in question, legal counsel believes that MSR does not need to take any action to rescind the issuance of such shares. On December 17, 2001 the Board of Directors clarified the minutes of the January 11, 2001 meeting to state the 27,590 shares of common stock will be issued for past services to MSR. However, issuance of the stock is subject to approval by the shareholders. No amounts have been recognized in this connection for the year ended December 31, 2000.

NEW YORK STATE RACING AND WAGERING BOARD COMPLIANCE AUDIT

          During early 2001, the New York State Racing and Wagering Board (the Board) reviewed MSR's compliance with the Board's policies and procedures. In March 2001, the Board issued a report documenting numerous instances of non-compliance with applicable Board statutes, rules, and regulations. This report was also critical of certain MSR business and managerial practices. The Board also fined MSR's President and CEO $5,000 for MSR's non-compliance. On March 28, 2001, the Board granted MSR a limited 90-day track and simulcast license. Further, the Board required MSR to demonstrate compliance and continued financial viability over the 90-day period in order to receive a racing license for the 2001 live racing season.

          On June 21, 2001, the Board approved MSR's track and simulcast license for the remainder of 2001, based on the receipt of a June 2001 satisfactory report from a Board approved compliance monitor on the status of MSR's compliance with Board policies and regulations subsequent to March 28, 2001.

          MECHANIC'S LIEN

          In July 2001, a contractor who allegedly performed work on MSR's race track between October 1999 and April 2001 filed a mechanic's lien in the amount of $99,165 for unpaid services. MSR believes that all of this contractor's work was completed by June 2000 and that it paid the contractor in full for all work from October 1999 through June 2000. No amounts, related to this lien, have been recorded in these financial statements.

          PURCHASE OPTION AGREEMENT

          On September 12, 2001, MSR's Board of Directors authorized its President and Chief Executive Officer to execute an option agreement for the sale of MSR to a group of private purchasers. This group of purchasers includes one of the private lenders described in Note 8(D). The agreement was formally executed on September 15, 2001 and grants the purchasers an exclusive irrevocable option to purchase MSR for $9,077,350, with an expiration date of March 15, 2002. If exercised, the option agreement calls for the purchasers to pay off all MSR debt and payables and pay $1,400,000 to existing MSR shareholders. The $1,400,000 payment to the shareholders is subject to adjustment based upon the debt outstanding at the exercise closing date. Accordingly, the $1,400,000 could increase or decrease as a result of this adjustment. The option agreement is subject to the approval of MSR's shareholders and the New York State Racing and Wagering Board.

          If the agreement is not approved by MSR's shareholders, MSR is required to pay the purchasers a one-time payment of $130,000. Additionally, if the option is not approved by MSR's shareholders or not exercised by the purchasers, the agreement requires that the loan described in Note 8(D) be repaid along with all accrued interest thereon.

          Concurrent with the execution of the option agreement, the purchasers provided a $700,000 working capital line of credit to MSR with interest at 10%, secured by a second mortgage on MSR's buildings and improvements, due March 15, 2002.

NOTE 17.  UNAUDITED SELECTED INTERIM CONSOLIDATED FINANCIAL INFORMATION

          The following selected interim consolidated financial information has been prepared by management as of and for the eleven months ended November 30, 2001. This information has not been audited.

Total current assets                       $   1,218,000
Total current liabilities                      8,323,000
                                           -------------
    Working capital deficiency                (7,105,000)
                                           -------------
Shareholders' deficiency                      (1,573,000)
                                           =============

Total operating revenues                       8,338,000
Total operating expenses                       9,477,000
                                           -------------
    Loss from operations                      (1,139,000)
                                           -------------
Total other loss, principally interest          (500,000)
                                           -------------
    Net loss                               $  (1,639,000)
                                           =============