Form 10-Q
period 2001-03-31
MID STATE RACEWAY INC
filed 2004-01-30
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _________________

          Commission File No.  0-1607
                               ------


                             MID-STATE RACEWAY, INC.

--------------------------------------------------------------------------------

      (Exact name of Registrants as specified in their respective charters)


           New York                                        15-0555258
---------------------------------              ---------------------------------
(State or Other Jurisdiction                   (IRS Employer Identification No.)
of Incorporation or Organization)


  PO Box 860, Vernon, New York                               13476
---------------------------------              ---------------------------------
(Address of Principal Executive                            (Zip Code)
          Offices)

     Registrant's Telephone Number, Including Area Code:  (315) 829-2201
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
[ ] YES         [X] NO

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                                  Outstanding March 31, 2001
            -----                                  --------------------------
common stock, $0.10 par value                             442,766 shares

TABLE OF CONTENTS

                                                                                                      PAGE
PART I.              FINANCIAL INFORMATION

Item 1.      Financial Statements

               Consolidated Balance Sheets
               -March 31, 2001 and December 31, 2000.....................................................3

               Consolidated Statements of Operations
               -Three months ended March 31, 2001 and March 31, 2000.....................................5

               Consolidated Statements of Cash Flows
               -Three months ended March 31, 2001 and March 31, 2000.....................................6

               Notes to Consolidated Financial Statements................................................7

Item 2.        Management's Discussion and Analysis of the Financial
                     Condition and Results of Operations.................................................9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk...............................10

Item 4.        Controls and Procedures..................................................................10


PART II.             OTHER INFORMATION

Item 1.        Legal Proceedings........................................................................11

Item 2.        Changes in Securities and Use of Proceeds................................................11

Item 3.        Defaults Upon Senior Securities..........................................................11

Item 4.        Submission of Matters to a Vote of Security Holders......................................11

Item 5.        Other Information........................................................................11

Item 6.        Exhibits and Reports on Form 8-K.........................................................11


Signatures
Certifications

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                 (UNAUDITED)
                                                                                  MARCH 31,                 DECEMBER 31,
                                                ASSETS                               2001                       2000
                                                                           -------------------------  -------------------------

CURRENT ASSETS
   Cash and cash equivalents                                                            $   200,569                $   146,180
   Cash restricted for purses, capital improvements and
      uncashed winning tickets                                                              133,214                    127,568
   Accounts receivable, net of allowance for doubtful
      accounts of $10,000 in 2001 and 2000                                                  375,756                    311,372
   Investments                                                                              219,326                    501,475
   Other current assets                                                                     195,139                    164,429
                                                                           -------------------------  -------------------------

                Total current assets                                                      1,124,004                  1,251,024

PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment                                                      17,218,199                 17,162,848
   Other Properties                                                                         121,671                    121,671
                                                                           -------------------------  -------------------------

                                                                                         17,339,870                 17,284,519
   Less accumulated depreciation                                                         11,631,111                 11,551,072
                                                                           -------------------------  -------------------------

                                                                                          5,708,759                  5,733,447

OTHER ASSETS                                                                                  4,946                      8,904
                                                                           -------------------------  -------------------------

                                                                                       $  6,837,709               $  6,993,375
                                                                           =========================  =========================


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY                          (UNAUDITED)
                                                                                    MARCH 31,                 DECEMBER 31,
CURRENT LIABILITIES                                                                    2001                       2000
                                                                             -------------------------  -------------------------
   Accounts payable and accrued expenses                                                 $  1,373,260               $  1,576,262
   Line of credit                                                                             351,970                    347,333
   Current portion of long term debt                                                        4,485,894                  1,963,622
   Current portion of real estate taxes payable                                                70,918                     60,000
   Uncashed winning tickets                                                                    90,753                     82,921
   Retention for capital improvements                                                          40,191                     39,892
                                                                             -------------------------  -------------------------

                Total current liabilities                                                   6,412,986                  4,070,030

REAL ESTATE TAXES PAYABLE, LESS CURRENT PORTION                                                     -                          -

LONG-TERM DEBT, NET OF CURRENT PORTION                                                        363,348                  2,847,000

SHAREHOLDERS' EQUITY
   Common stock, par value $.10 per share;authorized 10,000,000 shares;
    issued and outstanding 442,766 in 2001 and 2000                                            44,277                     44,277
   Additional paid-in-capital                                                               2,084,909                  2,084,909
   Accumulated deficit                                                                    (2,091,257)                (2,061,867)
   Accumulated other comprehensive income                                                      23,446                      9,026
                                                                             -------------------------  -------------------------

                Total shareholders' equity                                                     61,375                     76,345
                                                                             -------------------------  -------------------------

                                                                                         $  6,837,709               $  6,993,375
                                                                             =========================  =========================


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                    March 31, 2001                 March 31, 2000
                                                                     0 Racing Days                  0 Racing Days
                                                               --------------------------     --------------------------
                                                                                     (Unaudited)

Operating Revenues                                                          $  1,650,390                   $  1,001,582

Operating Expenses                                                             1,624,338                        878,846
                                                               --------------------------     --------------------------

Income (loss) from operations                                                     26,052                        122,736
                                                               --------------------------     --------------------------

Other income (loss):
   Special events income (loss), net                                              70,206                              -
   Investment income                                                                 911                         20,479
   Interest expense                                                            (123,803)                       (42,281)
                                                               --------------------------
                                                                                              --------------------------
      Total other income (loss)                                                 (52,686)                       (21,802)
                                                               --------------------------     --------------------------

Income (loss) before provision for taxes on
   income and extraordinary item                                                (26,634)                        100,934
                                                               --------------------------     --------------------------

Provision for taxes on income:
   Currently payable                                                             (2,756)                              -
   Deferred benefit                                                                   -                         376,800
                                                               --------------------------     --------------------------
                                                                                 (2,756)                        376,800
                                                               --------------------------     --------------------------

Income (loss) before extraordinary item                                         (29,390)                        477,734

Extraordinary item-Gain on extinguishment
   of deferred retirement benefit liability, net
   of deferred income taxes                                                           -                         593,261
                                                               --------------------------     --------------------------


Net income (loss)                                                           $   (29,390)                   $  1,070,995
                                                               ==========================     ==========================


Income (loss) per common share - basic and diluted:
   Income (loss) before extraordinary item                                        (0.07)                           1.08
                                                               ==========================     ==========================
   Extraordinary item                                                               0.00                           1.34
                                                               ==========================     ==========================
   Net income (loss)                                                              (0.07)                           2.42
                                                               ==========================     ==========================
Cash dividend per share                                                             0.00                           0.00
                                                               ==========================     ==========================


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                                 THREE MONTHS ENDED
                                                                                           MARCH 31,              MARCH 31,
                                                                                             2001                   2000
                                                                                    -------------------    -------------------------
                                                                                                     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income (loss)                                                                   $ (29,390)                   $ 1,070,995

        Adjustments to reconcile net income (loss) to net cash
        provided by (used) in operating activities:
           Settlement of lawsuits                                                                    0                     (991,961)
           Deferred tax benefit                                                                      0                             0
           Depreciation                                                                         80,039                        43,215
           Change in allowance for doubtful accounts                                                 0                      (87,000)
           Realized and unrealized (gain) loss on investments                                    3,569                             0
           Imputed interest expense                                                             61,647                             0
        Changes in:
           Restricted cash                                                                     (5,646)                        54,068
           Accounts and grants receivable                                                     (64,384)                       320,756
           Other current assets                                                               (30,710)                        19,858
           Other assets                                                                          3,958                        22,129
           Real estate taxes payable                                                            10,918                       106,000
           Accounts payable                                                                  (203,002)                     (212,363)
           Uncashed winning tickets                                                              7,832                      (54,538)
           Retention for capital improvements                                                      299                           630
                                                                                    -------------------     ------------------------
                         Net cash provided by (used) in operating activities                 (164,870)                       291,789
                                                                                    -------------------     ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from maturities and sales of available-for-sale
           investment securities                                                               293,000                             0
        Purchase of available-for-sale investment securities                                         0                     (129,250)
        Purchase of properties and equipment                                                  (55,351)                     (260,352)
                                                                                    -------------------     ------------------------
                         Net cash used in investing activities                                 237,649                     (389,602)
                                                                                    -------------------     ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from debt                                                                       4,637                             -
        Principal payments on capital leases                                                  (23,027)                             -
                                                                                    -------------------     ------------------------
                         Net cash provided by financing activities                            (18,390)                             -
                                                                                    -------------------     ------------------------

Net increase (decrease) in cash                                                                 54,389                      (97,813)

Cash, beginning of period                                                                      146,180                     1,113,529
                                                                                    -------------------     ------------------------

Cash, end of period                                                                           $200,569                  $  1,015,716
                                                                                    ===================     ========================


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements of Mid-State Raceway, Inc. and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in the Company's annual report filed on Form 10-K. In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for interim periods. Results shown for the latest interim period are not necessarily indicative of the results to be obtained for a full fiscal year.

The unaudited financial statements include the accounts of the Company and its subsidiary. These financial statements have not been reviewed by independent accountants as required. Upon completion of a review, an amendment to this Form 10Q will be filed if necessary. All material intercompany transactions and balances have been eliminated in consolidation.

2.   COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:


                                                                            Three Months ended           Three Months ended
                                                                               March 31, 2001              March 31, 2000
                                                                               --------------              --------------

Net Income (loss)                                                                   ($ 29,390)                $ 1,049,026
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of
 tax effect of $9,613 in 2001 and $14,168 in 2000                                      14,420                     (21,252)
                                                                               --------------              --------------

Comprehensive income (loss)                                                         ($ 14,970)                $ 1,027,774
                                                                               ==============              ==============


3.   REAL ESTATE TAXES PAYABLE

Amounts recorded for real estate taxes at December 31, 2000 were not paid in 2001 and became delinquent. Certain of these amounts were repaid in 2002 and the remaining amounts will be paid in monthly instalments of $10,000 per month from March 2003 to December 2003 and $16,974 per month from January 2004 to December 2005 pursuant to an agreement with the County of Oneida.

4.   LINE OF CREDIT

The revolving line of credit in the amount of $351,000 was terminated in October 2001 and fully repaid in January 2002.

MID-STATE RACEWAY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

5.   LONG-TERM DEBT

During 2001 the Company was in default on certain long-term debt due to non-payment of interest and/or principal. In March 2002 substantially all of the Company's long-term debt was refinanced through a $8,500,000 mortgage loan agreement with ALL Capital, LLC (an unaffiliated company). The refinancing included repayment of a $700,000 line of credit agreement which was initiated in 2001.

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

7.   WARRANTS

In March 2001 warrants to purchase 12,700 shares of common stock at $10 per share were authorized. These warrants expire in March 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OPERATING REVENUES

During the quarter ended March 31, 2001, operating revenue increased by $648,808 or 65% when compared to the quarter ended March 31, 2000. The main reason for the increase in operating revenue is that the period ended March 31, 2001 includes the operating revenue related to the operations of the hotel acquired in June 2000 for the entire period, which amounted to $326,000. There was no such revenue in the period ended March 31, 2000.

In addition, simulcast revenues increased by $238,430 due to additional simulcast connections as well as increased wagering.

OPERATING EXPENSES

Operating expenses increased by $745,492 or 85% and consisted mainly of increases in payroll and benefits, simulcast expenses, utilities, and food and beverage costs due to the increased operating revenues discussed above.

INTEREST EXPENSE

Increase in interest expense of $81,522 in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 is due to the increase in the amount of long-term debt in the prior twelve months to provide funds for operations.

INCOME TAXES

Income tax expense was not significant in the quarter ended March 31, 2001 due to the loss incurred from operations. Income tax expense of $376,800 in the quarter ended March 31, 2000 represents the tax effect of the extraordinary gain on the extinguishment of the deferred retirement benefit liability recognized in 2000.

NET INCOME (LOSS)

The net income for the quarter ended March 31, 2000 was $1,100,385 higher than the net loss in the quarter ended March 31, 2001. This is the result of the extraordinary gain of $970,061 recognized in 2000 for the extinguishment of the deferred retirement liability as well as increased interest expense of $81,522 in 2001. The increased operating revenues in 2001 were offset by increased expenses and did not provide substantial increases in profitability in 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 the Company had $200,569 of cash and cash equivalents versus $146,186 at December 31, 2000. Operating loss for the quarter ended March 31, 2001 was funded by sales of investments in the amount of $293,000. Remaining investments at fair market value are $219,326 at March 31, 2001.

The Company's current portion of long-term debt has increased from $1,963,622 at December 31, 2000 to $4,485,894 at March 31, 2001. The increase is due to $2,816,000 due to a third party bankruptcy trustee and the Company for the purchase of the hotel in June 2000. This amount was due on February 18, 2002 and was subsequently paid through the $8,500,000 mortgage debt refinancing in March 2002 as discussed in the notes to the financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk or related strategies during the quarter ended March 31, 2001.

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

PART II.         OTHER INFORMATION

      ITEM 1.    LEGAL PROCEEDINGS

There were no material changes to any legal proceedings during the quarter ended March 31, 2001.

      ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

See Note 5 of Notes to Consolidated Financial Statements.

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

                                            MID-STATE RACEWAY, INC.

DATE: JANUARY 10, 2004              BY: /S/ DAVID E. WILSON
                                        ----------------------------------------
                                            David E. Wilson
                                            Chief Operating Officer


                                    BY: /S/ ROSE FRAWERT
                                        ----------------------------------------
                                            Rose Frawert
                                            Principal Financial and Accounting
                                            Officer