Form 10-Q
period 2001-06-30
MID STATE RACEWAY INC
filed 2004-01-30
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

          Commission File No. 0-1607


                             MID-STATE RACEWAY, INC.
--------------------------------------------------------------------------------
      (Exact name of Registrants as specified in their respective charters)


           New York                                    15-0555258
--------------------------------           ---------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification No.)
Incorporation or Organization)


     PO Box 860, Vernon, New York                        13476
----------------------------------------             --------------
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

[ ] YES        [X] NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                   Outstanding June 30, 2001
         -----                                   -------------------------
common stock, $0.10 par value                          442,766 shares

TABLE OF CONTENTS

                                                                           PAGE

PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
          -June 30, 2001 and December 31, 2000...............................3

          Consolidated Statements of Operations
          -Three months ended June 30, 2001 and June 30, 2000
          -Six months ended June 30, 2001 and June 30, 2000..................5

          Consolidated Statements of Cash Flows
          -Six months ended June 30, 2001 and June 30, 2000..................6

          Notes to Consolidated Financial Statements.........................7

Item 2.   Management's Discussion and Analysis of the Financial
             Condition and Results of Operations.............................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........10

Item 4.   Controls and Procedures...........................................10


PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings.................................................10

Item 2.   Changes in Securities and Use of Proceeds.........................11

Item 3.   Defaults Upon Senior Securities...................................11

Item 4.   Submission of Matters to a Vote of Security Holders...............11

Item 5.   Other Information.................................................11

Item 6.   Exhibits and Reports on Form 8-K..................................11

Signatures
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                            (UNAUDITED)
                                                              JUNE 30,          DECEMBER 31,
                  ASSETS                                       2001                2000
                                                            -----------         -----------
CURRENT ASSETS
   Cash and cash equivalents                                $   577,434         $   146,180
   Restricted cash                                              201,906             127,568
   Other receivables, net of allowance for doubtful
      accounts of $10,000 in 2001 and 2000                      470,364             311,372
   Investments                                                   37,100             501,475
   Other current assets                                         192,550             164,429
                                                            -----------         -----------

             Total current assets                             1,479,354           1,251,024

PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment                          17,279,348          17,162,848
   Other Properties                                             121,671             121,671
                                                            -----------         -----------

                                                             17,401,019          17,284,519
   Less accumulated depreciation                             11,711,150          11,551,072
                                                            -----------         -----------

                                                              5,689,869           5,733,447

OTHER ASSETS                                                      2,307               8,904
                                                            -----------         -----------

                                                            $ 7,171,530         $ 6,993,375
                                                            ===========         ===========

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                              (UNAUDITED)
                                                                JUNE 30,           DECEMBER 31,
           LIABILITIES AND SHAREHOLDERS' EQUITY                   2001                 2000
                                                              -----------          -----------
CURRENT LIABILITIES
   Lines of credit                                            $   352,511          $   347,333
   Current portion of long term debt                            5,018,721            1,963,622
   Accounts payable and accrued expenses                        1,670,632            1,636,262
   Uncashed winning tickets                                        10,898               56,336
   Deposits and other current liabilities                          65,537               26,585
   Retention for capital improvements                              58,231               39,892
   Deferred grant revenue                                         240,000                   --
                                                              -----------          -----------

             Total current liabilities                          7,416,530            4,070,030

LONG TERM DEBT, NET OF CURRENT PORTION                            365,926            2,847,000

SHAREHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.10 per share; authorized
    10,000,000 shares; issued and outstanding
    442,766 in 2001 and 2000                                       44,277               44,277
   Additional paid-in-capital                                   2,084,909            2,084,909
   Accumulated deficit                                         (2,765,632)          (2,061,867)
   Accumulated other comprehensive income                          25,520                9,026
                                                              -----------          -----------

             Total shareholders' equity (deficit)                (610,926)              76,345
                                                              -----------          -----------

                                                              $ 7,171,530          $ 6,993,375
                                                              ===========          ===========

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                         Three Months Ended                Six Months Ended
                                                 June 30, 2001     June 30, 2000    June 30, 2001      June 30, 2000
                                                  27 Racing          23 Racing        27 Racing          23 Racing
                                                     Days              Days              Days               Days
                                                --------------     -------------    --------------     -------------
                                                         (Unaudited)                          (Unaudited)

Operating Revenues                                $ 2,217,027       $ 2,109,783       $ 3,867,417       $ 3,111,365

Operating Expenses                                  2,738,118         2,436,159         4,362,456         3,315,005
                                                  -----------       -----------       -----------       -----------

Income (loss) from operations                        (521,091)         (326,376)         (495,039)         (203,640)
                                                  -----------       -----------       -----------       -----------

Other income (loss):
   Special events income                                   --                --            70,206                --
   Settlement of lawsuits                                  --            22,753                --            22,753
   Aid from state and local governments                   550            36,249               550            36,249
   Investment income                                    1,182            14,947             2,093            35,426
   Interest expense                                  (155,016)          (43,453)         (278,819)          (85,734)
                                                  -----------       -----------       -----------       -----------
      Total other income (loss)                      (153,284)           30,496          (205,970)            8,694
                                                  -----------       -----------       -----------       -----------

Income (loss) before provision for taxes on
   income and extraordinary item                     (674,375)         (295,880)         (701,009)         (194,946)
                                                  -----------       -----------       -----------       -----------

Provision for taxes on income:
   Currently payable                                       --                --            (2,756)               --
   Deferred benefit                                        --                --                --           376,800
                                                  -----------       -----------       -----------       -----------
                                                           --                --            (2,756)          376,800
                                                  -----------       -----------       -----------       -----------

Income (loss) before extraordinary item              (674,375)         (295,880)         (703,765)          181,854

Extraordinary item - Gain on extinguishment
   of deferred retirement benefit liability,
   net of deferred income taxes                            --                --                --           593,261
                                                  -----------       -----------       -----------       -----------

Net income (loss)                                 $  (674,375)      $  (295,880)      $  (703,765)      $   775,115
                                                  ===========       ===========       ===========       ===========


Income (loss) per common share - basic
and diluted:
   Income (loss) before extraordinary item        $     (1.52)      $     (0.67)      $     (1.59)      $     (0.41)
                                                  ===========       ===========       ===========       ===========
   Extraordinary item                                      --                --                --       $      1.34
                                                  ===========       ===========       ===========       ===========
   Net income (loss)                              $     (1.52)      $     (0.67)      $     (1.59)      $      1.75
                                                  ===========       ===========       ===========       ===========

Cash dividend per share                           $        --       $        --       $        --       $        --
                                                  ===========       ===========       ===========       ===========

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                     SIX MONTHS ENDED
                                                                   JUNE 30,        JUNE 30,
                                                                    2001             2000
                                                                  ---------       -----------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                              $(703,765)      $   775,115

   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Settlement of lawsuits                                             --          (991,961)
      Depreciation                                                  160,078            86,430
      Change in allowance for doubtful accounts                          --           (87,000)
      Realized and unrealized (gain) loss on investments              4,777                --
      Imputed interest expense                                      123,295                --
   Changes in:
      Restricted cash                                               (74,338)           24,930
      Accounts and grants receivable                               (158,992)          103,689
      Other current assets                                          (28,121)         (151,371)
      Other assets                                                    6,597           (36,511)
      Accounts payable                                               34,370           287,807
      Real estate taxes payable                                          --            88,000
      Uncashed winning tickets and other current liabilities         (6,486)          (53,732)
      Deferred revenue                                              240,000                --
      Retention for capital improvements                             18,339           (78,679)

                                                                  ---------       -----------
         Net cash used in operating activities                     (384,246)          (33,283)
                                                                  ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and sales of available-for-sale
      investment securities                                         476,092                --
   Purchase of available-for-sale investment securities                  --          (349,081)
   Purchase of properties and equipment                            (116,500)         (717,995)
   Purchase of hotel, net of Trustee claim                               --           (25,399)

                                                                  ---------       -----------
      Net cash used in investing activities                         359,592        (1,092,475)
                                                                  ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                               508,472           125,385
   Principal payments on capital leases                             (52,564)               --

                                                                  ---------       -----------
      Net cash provided by financing activities                     455,908           125,385
                                                                  ---------       -----------

Net increase (decrease) in cash and cash equivalents                431,254        (1,000,373)

Cash and cash equivalents at beginning of period                    146,180         1,113,529
                                                                  ---------       -----------

Cash and cash equivalents at end of period                        $ 577,434       $   113,156
                                                                  =========       ===========

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

2. COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

                                                     Six Months ended
                                               June 30, 2001   June 30, 2000
                                               -------------   -------------
Net Income (loss)                                $(703,765)      $ 544,395
Other comprehensive income (loss):
Unrealized gain (loss) on securities
   available for sale, net of tax effect of
   $10,996 in 2001 and $16,213 in 2000              16,494         (24,320)
                                                 ---------       ---------

Comprehensive income (loss)                      $(687,271)      $ 520,075
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

MID-STATE RACEWAY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OPERATING REVENUES

During the quarter ended June 30, 2001 operating revenue increased by $107,244 or 5% when compared to the quarter ended June 30, 2000 and by $756,052 or 24% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This increase in revenue results from an increase in number of racing days in the quarter and six month period ended June 30, 2001 compared to June 30, 2000 (27 days versus 23 days) which increased wagering. In addition, the hotel was acquired in June 2000 and the three and six months ended June 30, 2001 include revenue from room rentals and food and beverage concessions for the entire period in 2001.

OPERATING EXPENSES

Operating expenses increased by $301,959 or 12% for the quarter ended June 30, 2001 when compared to the quarter ended June 30, 2000. For the six months ended June 30, 2001, expenses increased by $1,047,451 or 32% when compared to the six months ended June 30, 2000. These increases are mainly due to increases in payroll and benefits, simulcast expenses, utilities, and food and beverage costs due to the increased operating revenue discussed above.

INTEREST EXPENSE

Increase in interest expense of $111,563 in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 and $193,085 in the six months ended June 30, 2001 compared to the six months ended June 30, 2000 is due to the increase in the amount of long-term debt in the prior twelve months to provide funds for operations.

INCOME TAXES

Income tax expense was not significant in the quarter or six months ended June 30, 2001 due to the loss incurred from operations. Income tax expense of $376,092 for the six months ended June 30, 2000 represents the tax effect of the extraordinary gain on the extinguishment of the deferred retirement benefit liability recognized in 2000.

NET INCOME (LOSS)

The net loss for the quarter ended June 30, 2001 was $378,495 higher than the net loss in the quarter ended June 30, 2000. The loss for the six months ended June 30, 2001 was $703,765 compared to income of $775,115 for the six months ended June 30, 2000. This is the result of the extraordinary gain of $970,061 recognized in 2000 for the extinguishment of the deferred retirement liability as well as increased interest expense in 2001. The increased operating revenues in 2001 were offset by increased expenses and did not provide substantial increases in profitability in 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001 the Company had $577,434 of cash and cash equivalents versus $146,180 at December 31, 2000. Operating losses for the six months ended June 30, 2001 were funded by sales of investments in the amount of $476,092, and debt proceeds. Remaining investments at fair market value are $37,100 at June 30, 2001.

Proceeds from debt were $508,472 for the six months ended June 30, 2001 increasing cash and cash equivalents by $431,254 for the six-month period. Increase in current portion of long-term debt from December 31, 2000 is due to $2,816,000 due to a third party bankruptcy trustee for the purchase of the hotel. This amount was due February 2002 but repaid in March 2002 per refinancing discussed in the notes to the financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk or related strategies during the quarter ended June 30, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.

Within the 90 days before the date of this Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures." Mid-State Raceway, Inc. and Subsidiary conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer.

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

PART II.   OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

There were no material changes to any legal proceedings during the quarter ended June 30, 2001.

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


                                            MID-STATE RACEWAY, INC.

DATE: JANUARY 10, 2004                  BY: /S/ DAVID E. WILSON
                                           -----------------------------------
                                                David E. Wilson
                                                Chief Operating Officer

                                        BY: /S/ ROSE FRAWERT
                                           -----------------------------------
                                                Rose Frawert
                                                Principal Financial and
                                                Accounting Officer