Form 10-Q
period 2001-09-30
MID STATE RACEWAY INC
filed 2004-01-30
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended September 30, 2001

                                       OR

[ [ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

         Commission File No. 0-1607
                             ------


                             MID-STATE RACEWAY, INC.
--------------------------------------------------------------------------------
      (Exact name of Registrants as specified in their respective charters)



               New York                                    15-0555258
----------------------------------------       ---------------------------------
   (State or Other Jurisdiction of             (IRS Employer Identification No.)
    Incorporation or Organization)



       PO Box 860, Vernon, New York                          13476
----------------------------------------       ---------------------------------
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


         Class                                    Outstanding September 30, 2001
         -----                                    ------------------------------
common stock, $0.10 par value                              442,766 shares

TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
          -September 30, 2001 and December 31, 2000.........................   3

          Consolidated Statements of Operations
          -Three months ended September 30, 2001 and September 30, 2000
          -Nine months ended September 30, 2001 and September 30, 2000......   5

          Consolidated Statements of Cash Flows
          -Six months ended September 30, 2001 and September 30, 2000.......   6

          Notes to Consolidated Financial Statements........................   7

Item 2.   Management's Discussion and Analysis of the Financial
              Condition and Results of Operations...........................   8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........  10

Item 4.   Controls and Procedures...........................................  10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  11

Item 2.   Changes in Securities and Use of Proceeds.........................  11

Item 3.   Defaults Upon Senior Securities...................................  11

Item 4.   Submission of Matters to a Vote of Security Holders...............  11

Item 5.   Other Information.................................................  11

Item 6.   Exhibits and Reports on Form 8-K..................................  11


Signatures
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                         (UNAUDITED)
                                                        SEPTEMBER 30,   DECEMBER 31,
              ASSETS                                        2001            2000
                                                        ------------    -----------

CURRENT ASSETS
   Cash and cash equivalents                            $   302,605     $   146,180
   Restricted cash                                          184,550         127,568
   Other receivables, net of allowance for doubtful
      accounts of $10,000 in 2001 and 2000                1,034,579         311,372
   Investments                                               38,150         501,475
   Other current assets                                     242,222         164,429
                                                        -----------     -----------

             Total current assets                         1,802,106       1,251,024

PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment                      17,306,874      17,162,848
   Other Properties                                         121,671         121,671
                                                        -----------     -----------

                                                         17,428,545      17,284,519
   Less accumulated depreciation                         11,791,189      11,551,072
                                                        -----------     -----------

                                                          5,637,356       5,733,447

OTHER ASSETS                                                  2,307           8,904
                                                        -----------     -----------

                                                        $ 7,441,769     $ 6,993,375
                                                        ===========     ===========







            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                       (UNAUDITED)
                                                      SEPTEMBER 30,    DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                     2001              2000
                                                      ------------     -----------
CURRENT LIABILITIES

   Lines of credit                                    $   350,411      $   347,333
   Current portion of long term debt                    5,050,578        1,963,622
   Accounts payable and accrued expenses                2,338,887        1,636,262
   Uncashed winning tickets                                 1,816           56,336
   Deposits and other current liabilities                  92,719           26,585
   Retention for capital improvements                      82,789           39,892
   Deferred grant revenue                                 192,000               --
                                                      -----------      -----------

             Total current liabilities                  8,109,200        4,070,030


LONG TERM DEBT, NET OF CURRENT PORTION                    365,926        2,847,000


SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $.10 per share;
    authorized 10,000,000 shares; issued
    and outstanding 442,766 in 2001 and 2000               44,277           44,277
   Additional paid-in-capital                           2,084,909        2,084,909
   Accumulated deficit                                 (3,179,309)      (2,061,867)
   Accumulated other comprehensive income                  16,766            9,026
                                                      -----------      -----------

             Total shareholders' equity (deficit)      (1,033,357)          76,345
                                                      -----------      -----------

                                                      $ 7,441,769      $ 6,993,375
                                                      ===========      ===========







            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                 Three Months Ended                Nine Months Ended
                                            September 30,    September 30,    September 30,   September 30,
                                                2001             2000             2001            2000
                                           40 Racing Days   50 Racing Days   67 Racing Days  73 Racing Days
                                           --------------   --------------   --------------  --------------
                                                    (Unaudited)                         (Unaudited)

Operating Revenues                          $ 2,836,607      $ 2,615,666      $ 6,704,024      $ 5,727,031

Operating Expenses                            3,306,522        3,133,972        7,668,978        6,448,977
                                            -----------      -----------      -----------      -----------

Income (loss) from operations                  (469,915)        (518,306)        (964,954)        (721,946)
                                            -----------      -----------      -----------      -----------

Other income (loss):
   Special events income (loss),  net           175,248         (408,083)         245,454         (408,083)
   Commissions for Capital Improvements              --          (22,753)              --               --
   Aid from state and local governments              --          101,960              550          138,209
   Investment income                             12,163          (17,691)          14,256           17,735
   Interest expense                            (131,173)        (121,228)        (409,992)        (206,962)
                                            -----------      -----------      -----------      -----------
      Total other income (loss)                  56,238         (467,795)        (149,732)        (459,101)
                                            -----------      -----------      -----------      -----------

Income (loss) before provision for
   taxes on income and extraordinary
   item                                        (413,677)        (986,101)      (1,114,686)      (1,181,047)
                                            -----------      -----------      -----------      -----------

Provision for taxes on income:
   Currently payable                                 --             (708)          (2,756)            (708)
   Deferred benefit                                  --               --               --          376,800
                                            -----------      -----------      -----------      -----------
                                                     --             (708)          (2,756)         376,092
                                            -----------      -----------      -----------      -----------

Income (loss) before extraordinary item        (413,677)        (986,809)      (1,117,442)        (804,955)
Extraordinary item - Gain on
   extinguishment of deferred
    retirement benefit liability, net
    of deferred income taxes                         --               --               --          593,261
                                            -----------      -----------      -----------      -----------

Net loss                                    $  (413,677)     $  (986,809)     $(1,117,442)     $  (211,694)
                                            ===========      ===========      ===========      ===========

Income (loss) per common share - basic
   and diluted:
Income (loss) before extraordinary item     $     (0.93)     $     (2.23)     $     (2.52)     $     (1.82)
                                            ===========      ===========      ===========      ===========
   Extraordinary item                                --               --               --      $      1.34
                                            ===========      ===========      ===========      ===========
   Net income (loss)                        $     (0.93)     $     (2.23)     $     (2.52)     $     (0.48)
                                            ===========      ===========      ===========      ===========
Cash dividend per share                     $        --      $        --      $        --      $        --
                                            ===========      ===========      ===========      ===========









            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                                       2001            2000
                                                                   ------------     ------------
                                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                      $(1,117,442)     $  (211,694)

     Adjustments to reconcile net loss to net cash used
       in operating activities:
        Extinguishment of deferred benefit liability                        --         (593,261)
        Deferred tax benefit                                                --         (376,800)
        Depreciation                                                   240,117          161,707
        Change in allowance for doubtful accounts                           --          (87,000)
        Realized and unrealized (gain) loss on investments              (5,027)           2,543
        Imputed interest expense                                       184,943           67,299
     Changes in:
        Restricted cash                                                (56,982)          76,490
        Accounts and grants receivable                                (723,207)         221,393
        Other current assets                                           (77,793)          81,714
        Other assets                                                     6,597          (31,511)
        Accounts payable                                               702,625          346,250
        Uncashed winning tickets and other current liabilities          11,614          (53,532)
        Deferred revenue                                               192,000               --
        Retention for capital improvements                              42,897          (53,973)
            Real estate taxes payable                                       --           82,053
                                                                   -----------      -----------
             Net cash used in operating activities                    (599,658)        (368,322)
                                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities and sales of available-for-sale
        investment securities                                          476,092          228,451
     Purchase of available-for-sale investment securities                   --         (330,893)
     Purchase of properties and equipment                             (144,026)        (868,667)
                                                                   -----------      -----------
             Net cash used in investing activities                     332,066         (971,109)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt                                                503,344          524,328
     Principal payments on capital leases                              (79,327)         (23,704)
                                                                   -----------      -----------
             Net cash provided by financing activities                 424,017          500,624
                                                                   -----------      -----------

Net increase (decrease) in cash and cash equivalents                   156,425         (838,807)

Cash and cash equivalents at beginning of period                       146,180        1,113,529
                                                                   -----------      -----------

Cash and cash equivalents at end of period                         $   302,605      $   274,722
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

2. COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:


                                                      Nine Months ended
                                                Sept. 30, 2001   Sept. 30, 2000
                                                --------------   --------------

Net loss                                          $(1,117,442)     $  (211,694)
Other comprehensive loss:
Unrealized gain on securities available for
sale, net of tax effect of $5,160 in 2001 and
$1,695 in 2000                                          7,740            2,543
                                                  -----------      -----------
Comprehensive loss                                $(1,109,702)     $  (209,151)
                                                  ===========      ===========



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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OPERATING REVENUES

Operating revenues for the nine months ended September 30, 2001 increased by $976,993 or 17% and increased by $220,941 or 8% for the quarter ended September 30, 2001 when compared to the same periods ending September 30, 2000.

The increase in operating revenues for both periods is the result of increased simulcast wagering and the inclusion of revenue from room rentals from the hotel acquired in June 2000 for the entire nine months ended September 30, 2001.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2001 were comparable to expenses incurred in the quarter ended September 30, 2000 ($3,306,522 versus $3,133,972).

For the nine months ended September 30, 2001, operating expenses were $1,220,001, or 19% higher than for the same period in 2000. The increased expenses represent increased costs of payroll and benefits, utilities, food and beverage costs, and simulcast expenses related to the increase in revenue discussed previously.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 2001 was $131,173 versus $121,228 for the same quarter in 2000. The expense for the nine months ended September 30, 2001 was $409,992 versus $206,962 for the nine months ended September 30, 2000 and is due to increases in the amount of long-term debt in the last twelve months to fund operations.

INCOME TAXES

Income tax expense was not significant in the quarter ended September 30, 2001 and September 30, 2000 because of operating losses incurred.

Income tax expense of $376,092 for the nine months ended September 30, 2000 represents the tax effect of the extraordinary gain recognized in 2000 for the extinguishment of the deferred retirement liability. There was no provision for the nine months ended September 30, 2001 due to operating losses incurred.

NET LOSS

The net loss for the quarter ended September 30, 2001 was less than the loss incurred for the quarter ended September 30, 2000 by $573,132 mainly due to special events income of $175,248 in the 2001 quarter versus a loss of $408,083 in the 2000 quarter.

For the nine months ended September 30, 2001 the net loss was $1,117,442 versus $211,694 for the nine months ended September 30, 2000 mainly due to increased interest expense in 2001 and the extraordinary gain on extinguishment of the deferred retirement liability recognized in 2000.

The increased operating revenues in 2001 were offset by increased expenses and did not provide increases in profitability in 2001.


                        LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001 the Company had $302,605 of cash and cash equivalents versus $146,180 at December 31, 2000. Operating losses for the nine months ended September 30, 2001 were funded by the sale of investment securities in the amount of $476,092 and the proceeds of additional debt of $503,344. Remaining investments at fair market value are $38,150 at September 30, 2001.

Increase in long-term debt at September 30, 2001 and particularly the current portion of long-term debt when compared to December 31, 2000 is the result of current year borrowings and the amount of $2,816,000 due to a third party bankruptcy trustee in connection with the purchase of the hotel in June 2000. This amount was due in February 2002 and was subsequently paid with proceeds from the

$8,500,000 mortgage debt refinancing in March 2002 as discussed in the notes to the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk or related strategies during the quarter ended September 30, 2001.

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

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

There were no material changes to any legal proceedings during the quarter ended September 30, 2001.

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



                                  MID-STATE RACEWAY, INC.

DATE: JANUARY 10, 2004            BY: /s/ DAVID E. WILSON
                                      ------------------------------------------
                                      David E. Wilson
                                      Chief Operating Officer


                                  BY: /s/ ROSE FRAWERT
                                      ------------------------------------------
                                      Rose Frawert
                                      Principal Financial and Accounting Officer