Form 10-K
period 2001-12-31
MID STATE RACEWAY INC
filed 2004-01-30
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2001

                                     OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to _____________

                 Commission File No.  0-1607

                             MID-STATE RACEWAY, INC.

--------------------------------------------------------------------------------
      (Exact name of Registrants as specified in their respective charters)

                  New York                                15-0555258

---------------------------------------------   -------------------------------
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
             or Organization)

         PO Box 860, Vernon, New York                       13476
--------------------------------------------    --------------------------------
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

         Indicate the number of shares outstanding of each of the Company's
classes of common stock, as of January 10, 2004:             892,766 shares

         Securities registered pursuant to Section 12(b) of the Act: none

         Securities registered pursuant to Section 12(g) of the Act: common stock, $0.10 par value

TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I.

Item 1.      Business................................................................................    3

Item 2.      Properties..............................................................................    3

Item 3.      Legal Proceedings.......................................................................    4

Item 4.      Submission of Matters to a Vote of Security Holders.....................................    5

PART II.

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...................    5

Item 6.      Selected Consolidated Financial Data....................................................    6

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.........................................................................    7

Item 7A.     Qualitative and Quantitative Disclosures about Market Risk..............................    7

Item 8.      Financial Statements and Supplementary Data.............................................   15

Item 9.      Changes and Disagreements with Accountants on Accounting and Financial Disclosure.......   16

PART III.

Item 10.     Directors and Executive Officers of the Registrant......................................   16

Item 11.     Executive Compensation..................................................................   18

Item 12.     Security Ownership of Certain Beneficial Owners and Management..........................   18

Item 13.     Certain Relationships and Related Transactions..........................................   20

PART IV.

Item 14.     Controls and Procedures.................................................................   20

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................   21

Signatures
Certifications

Mid-State Raceway, Inc. has not filed its Form 10-Q's and Form 10-K's since its June 30, 2000 quarterly filing. With this report, we are concurrently filing the delinquent reports for all periods through December 2002.

PART I.

ITEM 1. BUSINESS

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

Mid-State Development Corporation ("MSD"), formerly known as Mid-Year Sales, Inc., is a wholly owned subsidiary of the Company. Prior to 1999, MSD was an inactive corporation. Beginning in October 1999, MSD commenced operating food and beverage concessions at the Track owned by the Company. In January 2000, MSD began operating special events (concerts, snowmobile racing, motorcycle racing, etc.) at Vernon Downs. In June of 2000, MSD began operating the Hotel situated on property owned by MSR and adjacent to the harness racing track.

Vernon Hospitality, Inc. (formed in June 2000) and Vernon Productions, Inc. (formed in July 2000) are inactive wholly owned subsidiaries of MSR.

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

(c) Generally, the Company is not in competition with other harness racing tracks in New York State for patrons. Saratoga race track, which conducts a day-time racing meet, is located about 110 miles from Vernon, New York, and competes to some extent for the Vernon Downs customers primarily on weekend dates. Saratoga race track is expected to have its VLT operations open in early first quarter 2004. However, their VLT operations are not expected to have a significant impact on VLT revenues of Mid-State Raceway, which due to open shortly thereafter.

Increased off-track wagering on thoroughbred and harness racing due to a live television signal being sent into OTB shops in Central New York, the New York State Lottery and the Oneida Indian Nation's Turning Stone Casino, approximately 7 miles away in Verona, New York, all continue to affect Vernon's on-track daily averages of handle and attendance.

Competition for good horses with the resultant attractive racing programs has increased in recent years, particularly from the metropolitan New York and New Jersey area. This has adversely affected both the number and quality of horses racing at Vernon Downs.

The Company employed an average of 425 full-time equivalent employees during the calendar year 2001.

ITEM 2. PROPERTIES.

The track is located in Vernon, Oneida County, New York. Since the opening of the plant and related facilities in 1953, the Company has maintained a policy of continuously improving and modernizing its facilities.

The grandstand and clubhouse at the Track can accommodate approximately 14,000 patrons, which includes seating for 2,000 in the Grandstand and 1,700 in the Clubhouse. There are parking facilities for approximately 5,900 automobiles.

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

ITEM 3. LEGAL PROCEEDINGS

(a) When MSR purchased Gwen Bennett's stock in Comfort Associates, Inc. ("CAI") on May 19, 2000, it agreed to indemnify her for any liability she may have had with respect to the Comfort Inn franchise agreement for the hotel. Following the purchase, MSR terminated the franchise agreement and Gwen Bennett was sued by Choice Hotels International for damages of approximately $557,000. She has answered the Complaint in such action claiming, among other things, that the signature on the franchise agreement was not hers. She has notified MSR of the claim and has requested indemnification if the suit is successful. While the outcome is not presently determinable, MSR believes that Mrs. Bennett did not sign the agreement and accordingly believes it is more likely than not the lawsuit against her will not be successful.

(b)      In 2001, the New York State Legislature approved video lottery terminal
(VLT) legislation to allow for the installation and operation of VLTs at New York State harness race tracks. MSR is currently working with the New York State Lottery Commission on implementation of the activities allowed by the VLT legislation. MSR has been initially authorized to install 1,087 VLTs and may install up to 2,500 VLTs on its premises based on activity.

As a result of this legislation, MSR was named as a defendant in two separate lawsuits challenging the legality of the legislation and the operation of VLTs at harness race tracks. The outcome of these lawsuits is not presently determinable.

(c) In July 2002, MSR (along with certain MSR directors, Shawn A. Scott, Vernon, LLC, and All Capital, LLC) was named as a defendant in a lawsuit filed by a group of private purchasers. The lawsuit alleges bad faith and breach of contract against MSR and seeks not less than $30 million in damages from the Raceway plus interest. The lawsuit also alleges fraud by certain MSR directors and seeks damages from those defendants to be determined at trial plus legal fees. In addition, the lawsuit alleges tortuous interference with contract by certain MSR directors, Shawn A. Scott, Vernon, LLC, and All Capital, LLC and seeks $30 million in damages from those defendants plus interest. The agreement upon which the action is based contains a provision for the payment of a $130,000 "break up fee" which has been recorded in the financial statements. This action was dismissed for failure of prosecution by the plaintiff but was subsequently reinstituted and is presently pending. The Company has notified its insurance carrier of the commencement and pendency of the subject action. The outcome of this lawsuit is not presently determinable and, as such, no provision for any unfavorable outcome that may arise from this litigation has been included in the financial statements.

(c) On December 3, 2002, MSR was served with a summons and complaint from both its former President (John Signorelli) and a current Board member and then member of the Board's Audit Committee (Dominic Giambona) seeking, inter alia:
(i) monetary damages in the amount of $10 million and/or the issuance of warrants to acquire up to 175,000 shares with a strike price of $10 per share that would enable the plaintiffs to acquire such additional common stock upon payment of $1.75 million; such warrants allegedly to have anti-dilution and percentage maintenance protection for their combined interests of 39.9%; (ii) the issuance of 21,600 additional shares of common stock, and the issuance of additional warrants with a strike price of $5 per share to enable each of them to maintain his present 17.19% interest in the future; and (iii) other declaratory, equitable, and monetary relief. Such shares and warrants have not been issued and the issuance of these shares and warrants has not been approved by the shareholders. The Company believes that it has valid defenses to the lawsuit, has asserted counterclaims against the plaintiffs based on various breaches of conduct and duties, and intends to seek dismissal of the case.

(d) On November 19, 2003 John Signorelli, a former officer of the Company and two other stockholders (one of whom owns 200 recently acquired shares of Common Stock) commenced an action in U.S. District Court for the Southern District of New York against the Company, certain of its directors and others seeking damages for alleged fraud, violations of fiduciary duties and "looting". The Company believes that it has valid defenses to this action and intends to vigorously defend it. The Company filed a motion to dismiss on December 30, 2003. A hearing of the Company's motion, scheduled for January 22, 2004, was adjourned to February 12, 2004 to be heard before Judge Miriam Cedarbaum in New York City.

(e) MSR is a defendant in several litigation matters involving its operations. Management believes that liabilities resulting from these lawsuits, if any, will be immaterial or covered by insurance policies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items to report.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a)      Price Range of Stock

MSR's common stock trades on the over-the counter bulletin board market under the symbol "MRWY.OB". The stock is not listed or reported by any stock market exchange or by NASDAQ.

The following table shows the high and low bid prices for the quarters indicated for the Company's common stock in the over-the-counter bulletin board market for the calendar quarters indicated. The prices are based upon reported quotes only, as the stock is not listed or reported by the NASDAQ. The quotations may not necessarily represent actual transactions and do not necessarily reflect retail mark-up, markdown or commission.

Quarter Ended                       High Bid                Low Bid
                                    --------                -------
March 31, 2000                       $ 7.00                  $6.00
June 30, 2000                          7.00                   7.00
September 30, 2000                    12.00                   6.75
December 31, 2000                      6.75                   6.75
March 31, 2001                         6.75                   6.75
June 30, 2001                          2.50                   2.50
September 30, 2001                     5.00                   5.00
December 31, 2001                      3.50                   3.50

(b) At November 24, 2003, there were 499 holders of record of the Company's common stock as reported by the Registrar and Transfer Company. As of January 10, 2004, there were 500 holders of record of the Company's common stock.

(c) There were no dividends paid during the years ended December 31, 2001 and 2000.

There are no restrictions on the payment of dividends on the Company's common stock. Future payment of dividends will be within the discretion of the Company's Board of Directors and will depend on earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                 YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    2001           2000            1999            1998            1997
                                                -----------     -----------     -----------     -----------     -----------
OPERATING RESULTS
   Number of racing days                                 84              93             114             122              77
OPERATING REVENUES:
   Net Pari-mutuel commissions and breakage     $ 5,504,645     $ 4,996,851     $ 5,439,471     $ 5,940,500     $ 5,107,853
   Room rental revenue                            1,882,666       1,410,333               -               -              --
   Admissions                                        47,110          69,270          68,843          70,925          61,740
   Food, beverage and concessions                   809,098         848,237         195,038         193,057         109,236
   Other revenues                                   255,846         284,494         250,195         197,434         102,498
                                                -----------     -----------     -----------     -----------     -----------
        Total operating revenues                  8,499,365       7,609,185       5,953,547       6,401,916       5,381,327
                                                -----------     -----------     -----------     -----------     -----------

OPERATING EXPENSES                               10,523,446       8,882,553       7,453,820       7,222,285       5,992,916
                                                -----------     -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                            $(2,024,081)    $(1,273,368)    $(1,500,273)    $  (820,369)    $  (611,589)
                                                ===========     ===========     ===========     ===========     ===========

   Other Income (loss)                             (235,354)       (577,792)        135,059         933,811          60,482
                                                -----------     -----------     -----------     -----------     -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM         $(2,262,191)    $(1,474,868)    $(1,368,967)    $   113,038     $  (880,865)
EXTRAORDINARY ITEM - GAIN ON
   EXTINGUISHMENT OF DEFERRED
   RETIREMENT BENEFIT LIABILITY, NET
   OF DEFERRED INCOME TAXES                               -         593,261               -               -               -
                                                -----------     -----------     -----------     -----------     -----------

NET INCOME (LOSS)                               $(2,262,191)    $ (881,607)     $(1,368,967)    $   113,038     $  (880,865)
                                                ===========     ===========     ===========     ===========     ===========
Per share of common stock-basic and diluted
   Net (loss) income before extraordinary item  $     (5.11)    $     (3.33)    $     (4.89)    $      0.45     $     (3.52)
   Extraordinary item                                     -     $      1.34               -               -               -
   Net (loss) income                            $     (5.11)    $     (1.99)    $     (4.89)    $      0.45     $     (3.52)
Cash dividends per share                                  -               -               -               -               -

FINANCIAL CONDITION
TOTAL ASSETS                                    $ 6,166,181     $ 6,993,375     $ 4,386,727     $ 3,189,768     $ 2,430,423
TOTAL LIABILITIES                               $ 5,415,089     $ 6,917,030     $ 3,477,595     $  2,750675     $ 2,104,368
STOCKHOLDERS' EQUITY                            $(2,194,872)    $    76,345     $   909,132     $   439,093     $   326,055

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO DECEMBER 31, 2000

During the year ended December 31, 2001 the Company incurred a loss from operations of $2,024,081 versus a loss of $1,273,368 for the year ended December 31, 2000.

The increased loss from operations was a result of increased operating expenses of $8,882,553 in 2000 versus $10,523,446 in 2001. These expense increases were mainly related to increased payroll and benefits ($647,596), utilities ($103,901), simulcast expenses ($347,024) and food and beverage costs ($159,781). These costs increased in 2001 even though racing days decreased from 93 in 2000 to 84 in 2001 because 2001 includes the expenses of operating the hotel, acquired in June of 2000 as well as increased simulcast expenses due to increasing the number of simulcast events.

Operating revenue did increase from $7,609,185 in 2000 to $8,499,365 in 2001. But the increase was not sufficient to offset the increased expenses that were incurred in 2001 as discussed above. Operating revenue increases included an increase of $507,794 in wagering revenue even with a decrease in racing days previously mentioned because of the $663,656 increase in simulcasting revenue in 2001. The remaining revenue increase in 2001 was a $472,333 increase in room rental revenue due to operating the hotel for all of 2001 compared to seven months in 2000.

Other losses in 2001 decreased by $342,238 in 2001 to $235,354 mainly as a result of special events income of $249,062 in 2001 versus a loss of $411,008 in 2000 which was offset by an increase in interest expense in 2001 of $301,186 to $632,224 versus $331,035 in 2000. The increase in special events income was due to the Company acting as a venue rather than a promoter of special events in 2001 and the increase in interest expense represents increased borrowings in 2001 to fund the operating loss previously discussed.

Income tax expense in 2001 was minimal due to the losses incurred in 2001 and was $376,092 in 2000 due to the extraordinary gain recognized in 2000 due to the extinguishment of the deferred retirement benefit liability in 2000.

Net loss for 2001 was $2,262,191 versus a loss of $881,607 in 2000. The difference results from the extraordinary gain of $593,261 recognized in 2000 and the increased loss from operations of $2,024,081 in 2001 versus $1,273,368 in 2000, or a difference of $750,713.

STATISTICAL COMPARISON:
12 MONTHS ENDED DECEMBER 31, 2001 VS. 12 MONTHS ENDED DECEMBER 31, 2000

                                       TWELVE MONTHS ENDED
                                           DECEMBER 31,              INCREASE
                                      2001            2000          (DECREASE)
                                   -----------     -----------     -----------
GROSS HANDLE:
Live Harness                       $ 4,331,615     $ 4,650,566     $  (318,951)
OTB & ITW                            9,349,900       8,952,350         397,550
Thoroughbred Simulcast               7,458,801       4,510,304       2,948,497
Harness Simulcast                    9,976,806       9,220,939         755,867
                                   -----------     -----------     -----------
                                    31,117,122      27,334,159       3,782,963

DAILY AVERAGE:
Live Harness Handle                $    51,567     $    50,006     $     1,561
OTB & ITW Handle                       111,308          96,262          15,047
Attendance (72,548 in 2001 and
 95,407 in 2000)                           864           1,026            (162)

LIVE RACING DAYS                            84              93              (9)

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO DECEMBER 31, 1999

During the year ended December 31, 2000, the Company's net loss from operations decreased by $227,000 (15%) as compared with the year ended December 31, 1999. Following are the significant factors in this decrease in loss from operations:

         1. Mid-State Raceway, Inc. ("MSR") operates a harness racing track at Vernon Downs. MSR generated a loss from operations of approximately $1,273,000 in 2000 versus a loss from operations of approximately $1,500,000 in 1999, a decrease of 15%. A significant factor in this decrease was a decrease in the number of live racing days from 114 in 1999 to 93 in 2000.

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

STATISTICAL COMPARISON:
12 MONTHS ENDED DECEMBER 31, 2000 VS. 12 MONTHS ENDED DECEMBER 31, 1999

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

SUBSEQUENT EVENTS

2002 FINANCING AND LOAN AGREEMENTS

In mid-March 2002, MSR entered into a Financing Agreement with Vernon, LLC (a company controlled by a shareholder). Under the terms of the Financing Agreement, MSR sold a $400,000 secured convertible promissory note to Vernon, LLC. The note matures on December 31, 2003 with interest originally at 10% (amended to 15% in April 2002). The note was initially convertible (subject to the Exclusive Option Agreement), at the option of Vernon, LLC at any time after August 1, 2002, into 40,000 shares of MSR common stock at the rate of $10 per share and subject to certain anti-dilution provisions outlined in the Financing Agreement and the note. The note is secured by a mortgage and security interest on MSR property and was subordinate to all other mortgage debt. Additionally, the Financing Agreement includes a provision for tag along warrants (also subject to the Exclusive Option Agreement) to be issued if, but only if, the note is paid prior to the exercise of the conversion privilege. These warrants permit the recipients to purchase shares of Common Stock for a period of three years. The Financing Agreement also granted Vernon, LLC the right of first refusal with respect to any subsequent debt and/or equity financings undertaken by MSR prior to December 31, 2003 and allowed Vernon, LLC to appoint up to two Directors on MSR's Board. The Financing Agreement also provided that if the Exclusive Option Agreement (described in the notes to the financial statements) was approved by the shareholders that the note would be immediately repaid and the number of shares issuable upon conversion of the note (or the tag along warrants) would be reduced to 10,000 shares.

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

2003 RACING AND SIMULCAST LICENSES

In December 2002, the New York State Racing and Wagering Board (the "Board") denied MSR's application for 2003 racing and simulcast licenses. The Board's determination with respect to MSR's 2003 licenses was stayed by court order. 2003 license negotiations between MSR and the Board continued through the first quarter of 2003. In April 2003, MSR and the Board entered into a stipulation and settlement (the "SS Agreement"), which effectively granted MSR condition racing and simulcast licenses for the 2003 racing season. The SS Agreement requires that MSR and an associated of MSR's then major creditor complete new applications in a timely period and that the associated be subject to a background investigation by the Board. The SS Agreement further provided for a $25,000 fine (of which $15,000 was abated) for conduct committed by prior management in violation of the Board's rules and regulations.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Due to the loss from operations in 2001, cash of $1,204,222 was used in operations. This deficit was financed through the sale of investment securities of $520,676 and additional borrowings of $1,141,000, net of repayments of $313,655. Increased borrowings were the result of the $700,000 line of credit obtained in 2001, which was subsequently repaid in April 2002.

The Company was in default under a substantial portion of its long-term debt at December 31, 2001. However, due to the refinancing discussed under subsequent events these obligations have been repaid and the proceeds from the borrowings were sufficient to provide funds for operations in 2002 as well.

The Company had a deficit in working capital of $2,350,310 at December 31, 2001 compared with a deficit in working capital of $2,819,006 at December 31, 2000. The decrease in the deficit was due to the refinancing in 2002 discussed under subsequent events, which reclassified all but $96,110 of long-term debt to a non-current liability at December 31, 2001.

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

A significant portion of the Company's long-term debt, as refinanced throughout 2002 and in 2003, bears interest at a fixed rate of 11%. The fixed interest rate limits the amount of exposure that the Company has to change in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the report of the independent accountants are submitted under item 15 of this report and should be read in conjunction with the Companies Form 10-K filed concurrently for the year ended December 31, 2002.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of the Company as of December 1, 2003 are as follows:

                                                      Common Shares
                                                       Beneficially
                                          Became       Owned as of
             Name                 Age    Director    December 1, 2003    Percent
------------------------------    ---    --------    ----------------    -------
   *Paul V. Noyes                 73       1998                -              -
   *Dominic A. Giambona           65       1999           68,833           7.71%
  **Edward A. Kiley               62       1999              250            ***
    Deborah Bishop                53       2002                -              -
*,**Jerry D. Mottern              45       2002                -              -
   *Hoolae Paoa                   53       2002                -              -
    Joan Rae Parker               65       2002                -              -
*,**Victoria Ann Scott            61       2002          450,000          50.41%
   *John Stone                    46       2002                -              -
    Jack D. Dallas                64          -                -              -
    David E. Wilson               67          -                -              -
    Rose H. Frawert               39          -                -              -
    All officers and directors
    as a group                                           519,083          58.12%

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

JACK D. DALLAS (age 64) is Mid-State Raceway's Vice President of Hospitality and Resort Operations. Mr. Dallas has an extensive background in hospitality and gaming, having directed the truck stop gaming operations in Louisiana for Delta Downs. He also has worked as the general manager or head of operations for numerous hotels, including the Disneyland Hotel, the Royal Lahaina Resort, Radisson Hotel at Fisherman's Wharf and several others.

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

EDWARD A. KILEY (age 62) has served as a Director since June 1999 and is currently Secretary of the Company. He is a 1964 graduate of Brown University and Dean's List and Cum Laude graduate of the Syracuse University School of Law. A member of the New York, Florida and United States Supreme court bars before retiring from the practice of law in 1995, he is currently employed as a financial planner. He is the eldest son of Vernon Downs founder William F. Kiley.

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

ROSE FRAWERT (age 39) was appointed Treasurer and Chief Financial Officer of the Company on November 14, 2003 replacing James R. Wise who had served in such capacities since October 1997. Ms. Frawert joins Mid-State Raceway after most recently serving as Casino Controller for the Reno Hilton, a Park Place Entertainment business. Prior experience includes serving as assistant Corporate Controller for Phoenix Leisure, a gaming development and management company, and with Caesars World, where she advanced through the company's financial structure. Ms. Frawert holds a bachelors degree in accounting and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the last three fiscal years by the named Executive Officers.

                                                             Consulting
     Name and Principal Position           Salary    Bonus      Fees
--------------------------------------     -------   -----   ----------
Justice M. Cheney
President and Chief Executive Officer

January 1, 1999 to December 31, 1999       $60,000
January 1, 2000 to October 28, 2000         50,769      -           -
May 26, 2001 to December 31, 2001           39,118      -           -

John J. Signorelli
President and Chief Executive Officer

September 1, 1999 to December 31, 1999           -      -     $26,000
January 1, 2000 to December 31, 2000             -      -      75,000
November 26, 2000 to December 31, 2000     $ 6,000      -           -
January 1, 2001 to April 21, 2001           37,049      -           -

No other executive officer received an annual salary and bonus in excess of $100,000 during the fiscal years ended December 31, 1999, 2000 and 2001. Dominic
A. Giambona received consulting fees of $60,900 during 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At the close of business on December 1, 2003, the Company had outstanding 892,776 shares of common stock. No person or group is known by the Company to beneficially own more than 5% of the Company's common stock except as set forth in the following table.

                                      Amount of
       Name and Address               Beneficial       Percent
    Of Beneficial Officer             Ownership         Class
-------------------------------     --------------     -------
Richard C. Breeden, Trustee         38,000 shares       4.25%
Bennett Management &
Development Corp.
Two Clinton Square
Syracuse, NY 13202

Richard C. Breeden, Trustee         126,657 shares     14.18%
The Bennett Funding Group, Inc.
And Neil H. Ackerman, Trustee
NW Investors II
555 Fifth Ave.
New York, NY 10017

Dominic A. Giambona                 68,833 shares       7.71%
249 Barbados Drive
Jupiter, FL 33458

John J. Signorelli                  68,833 shares       7.71%
25 Mandia Lane
PO Box 386
Goldens Bridge, NY 10526

Victoria Scott                      450,000 shares     50.40%
7000 Beach Plaza, Suite 702
St, Petersburg Beach, FL 33706

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

See elsewhere herein information with respect to the following transactions:

(I) In March 2002 the Company entered into a Financing Agreement with Vernon, LLC, a company controlled by a shareholder.

(II) In April 2002 the Company entered into an $8,500,000 Loan Agreement with All Capital, LLC, a Company affiliated with Vernon, LLC.

(III)    On July 16, 2002 the Company borrowed $1,000,000 from All Capital LLC.

(IV) On August 28, 2002, the Company entered into a $15,000,000 loan agreement with All Capital LLC.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

         (1)      Reports of Independent Auditors
                  Consolidated Balance Sheets at December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended
                     December 31, 2001, 2000 and 1999
                  Consolidated Statements of Changes in Shareholders' Equity for
                     the years ended December 31, 2001, 2000 and 1999
                  Consolidated Statements of Cash Flows for the years ended

                     December 31, 2001, 2000 and 1999
                  Notes to Consolidated Financial Statements

         (2) The following financial statement schedules are included in this Form 10-K report

                  None.

         All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

(b)      Reports on Form 8-K filed during the last quarter of 2001

         Form 8-K dated October 19, 2001 reported the signing of an agreement to give an exclusive option to a third party to purchase the Company's stock and assets for $9,000,000 under Item 5.

         Form 8-K dated October 30, 2001 reported the retention of independent accountants for the registrant under Item 5.

(c)      Exhibits:

Exhibit 21.1 Subsidiaries of the Registrant
Exhibit 31.1 Certification of Chief Executive Officer
Exhibit 31.2 Certification of Principal Financial and Accounting Officer
Exhibit 32.1 Sarbanes-Oxley Chief Executive Officer
Exhibit 32.2 Sarbanes-Oxley Principal Financial and Accounting Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MID-STATE RACEWAY, INC.
                                            (Registrant)

                                        BY: /S/ HOOLAE PAOA
                                           -------------------------------------
                                                Hoolae Paoa
                                                Chief Executive Officer

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

/S/ ANDREW EDWARD KILEY
Andrew Edward Kiley
Director and Secretary

/S/ VICTORIA SCOTT
Victoria Scott
Director

/S/ JERRY MOTTERN
Jerry Mottern
Director

/S/ DEBBIE BISHOP
Debbie Bishop
Director

/S/ JOHN STONE
John Stone
Director

/S/ JOAN PARKER
Joan Parker
Director

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Mid-State Raceway, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Mid-State Raceway, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As explained further in Note 19 to the financial statements, during August 2002, the Company entered into a $15,000,000 loan agreement that is secured by a first mortgage on Company land, buildings and improvements. The loan bears interest at the rate of 15% per annum and matures in August 2003; however, the loan agreement provides the Company with the option to extend the loan for up to four consecutive quarters to August 2004, subject to the payment of a quarterly extension fee.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Raceway, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ Urbach Kahn & Werlin LLP
                                                 ---------------------------
Albany, New York

May 1, 2002, except for note 16, as to which the date is August 28, 2002, and the last paragraphs of notes 13, 18 and 19, as to which the date is December 16, 2002.

                                                     CONSOLIDATED BALANCE SHEETS
                                                      DECEMBER 31, 2001 AND 2000

                                                                       2001             2000
                                                                   ------------     ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $     41,287     $    146,180
   Restricted cash                                                      192,903          127,568
   Other receivables, net of allowance for doubtful accounts of
     $10,000 in 2001 and 2000                                           242,527          311,372
   Investments                                                                -          501,475
   Other current assets                                                 118,937          164,429
                                                                   ------------     ------------
          Total current assets                                          595,654        1,251,024
                                                                   ------------     ------------
PROPERTY, BUILDINGS AND EQUIPMENT
   Land, buildings and equipment                                     17,439,753       17,162,848
   Other properties                                                     121,671          121,671
                                                                   ------------     ------------
                                                                     17,561,424       17,284,519
   Less accumulated depreciation                                     11,990,897       11,551,072
                                                                   ------------     ------------
                                                                      5,570,527        5,733,447
                                                                   ------------     ------------
OTHER ASSETS
   Other assets                                                               -            8,904
                                                                   ------------     ------------
                                                                              -            8,904
                                                                   ------------     ------------
                                                                   $  6,166,181     $  6,993,375
                                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Lines of credit                                                 $    674,678     $    347,333
   Current portion of long term debt                                     96,110        1,963,622
   Accounts payable and accrued expenses                              1,767,782        1,636,262
   Uncashed winning tickets                                              63,736           56,336
   Deposits and other current liabilities                               138,391           26,585
   Retention for capital improvements                                    45,267           39,892
   Deferred grant revenue                                               160,000                -
                                                                   ------------     ------------
          Total current liabilities                                   2,945,964        4,070,030
                                                                   ------------     ------------
LONG-TERM DEBT, net of current portion                                5,415,089        2,847,000
                                                                   ------------     ------------
CONTINGENCIES (Notes 14, 16, 18, 19 and 20)
SHAREHOLDERS' EQUITY
   Common stock, par value $.10 per share;
     authorized 10,000,000 shares; issued and
     outstanding 442,766 shares in 2001 and 2000                         44,277           44,277
   Additional paid-in capital                                         2,084,909        2,084,909
   Accumulated deficit                                               (4,324,058)      (2,061,867)
   Accumulated other comprehensive income                                     -            9,026
                                                                   ------------     ------------
          Total shareholders' equity                                 (2,194,872)          76,345
                                                                   ------------     ------------
                                                                   $  6,166,181     $  6,993,375
                                                                   ============     ============

                                 See Notes to Consolidated Financial Statements.

                                             CONSOLIDATED STATEMENT OF OPERATION
                                                      DECEMBER 31, 2001 AND 2000

                                                                             FOR THE YEAR        FOR THE YEAR        FOR THE YEAR
                                                                                ENDED               ENDED               ENDED
                                                                             DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                                                2001                2000                1999
                                                                           (84 RACING DAYS)    (93 RACING DAYS)    (114 RACING DAYS)
                                                                           ----------------    ----------------    -----------------
Operating revenues:
   Net pari-mutuel commissions and breakage from wagering:
     Vernon Downs Harness                                                  $       837,718     $       896,222     $      1,230,005
     Off-track betting (OTB) and inter-track wagering (ITW)                      1,433,419           1,530,777            1,613,935
     Simulcasting                                                                3,233,508           2,569,852            2,595,531
                                                                           ---------------     ---------------     ----------------
                                                                                 5,504,645           4,996,851            5,439,471
   Room rental revenue                                                           1,882,666           1,410,333                    -
   Admissions                                                                       47,110              69,270               68,843
   Food, beverage, and concessions                                                 809,098             848,237              195,038
   Other revenues                                                                  255,846             284,494              250,195
                                                                           ---------------     ---------------     ----------------
         Total operating revenues                                                8,499,365           7,609,185            5,953,547
                                                                           ---------------     ---------------     ----------------
Operating expenses:
   Purses                                                                        1,896,896           1,796,874            1,992,214
   Payroll                                                                       2,746,811           2,355,818            1,524,236
   Taxes, other than income                                                        559,410             302,807              401,921
   Outside services and rentals                                                    227,209             405,276              209,434
   Utilities                                                                       843,694             739,793              469,621
   Simulcasting expenses                                                         1,282,148             935,124              994,934
   Food and beverage costs                                                         471,765             311,984                    -
   Depreciation                                                                    445,357             356,774              191,984
   Bad debts (recovery)                                                              4,897            (101,637)              91,586
   Settlement of lawsuit (Note 18)                                                       -                   -              380,000
   Other expenses                                                                2,045,259           1,779,740            1,197,890
                                                                           ---------------     ---------------     ----------------
         Total operating expenses                                               10,523,446           8,882,553            7,453,820
                                                                           ---------------     ---------------     ----------------
Loss from operations                                                            (2,024,081)         (1,273,368)          (1,500,273)
                                                                           ---------------     ---------------     ----------------
Other income (loss):
   Special events income (loss), net                                               249,062            (411,008)              41,418
   Commissions for capital improvements                                             46,668             101,960                    -
   Aid from state and local governments                                             80,550              36,248              233,751
   Loss on sale of other assets                                                     (2,892)                  -                    -
   Investment income                                                                23,482              26,243                6,598
   Interest expense                                                               (632,224)           (331,035)            (146,708)
                                                                           ---------------     ---------------     ----------------
         Total other income (loss)                                                (235,354)           (577,592)             135,059
                                                                           ---------------     ---------------     ----------------
Loss before (provision) benefit for federal and state
   income taxes and extraordinary item                                          (2,259,435)         (1,850,960)          (1,365,214)
                                                                           ---------------     ---------------     ----------------
(Provision) benefit for federal and state income taxes:
   Currently payable                                                                (2,756)               (708)              (3,753)
   Deferred benefit                                                                      -             376,800                    -
                                                                           ---------------     ---------------     ----------------
         Total provision (benefit) for federal and state income taxes               (2,756)            376,092               (3,753)
                                                                           ---------------     ---------------     ----------------
Loss before extraordinary item                                                  (2,262,191)         (1,474,868)          (1,368,967)
                                                                           ---------------     ---------------     ----------------
Extraordinary item - gain on extinguishment of deferred retirement
   benefit liability, net of deferred income taxes of $376,800 (Note 18)                 -             593,261                    -
                                                                           ---------------     ---------------     ----------------
Net loss                                                                   $    (2,262,191)    $      (881,607)    $     (1,368,967)
                                                                           ===============     ===============     ================
Loss per common share - based on weighted
   average shares outstanding
Loss before extraordinary item                                             $         (5.11)    $         (3.33)    $          (4.89)
Extraordinary item                                                         $             -     $          1.34     $              -
Loss after extraordinary item                                              $         (5.11)    $         (1.99)    $          (4.89)
                                                                           ===============     ===============     ================

                                 See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                                      (ACCUMULATED   ACCUMULATED
                                                        COMMON STOCK     ADDITIONAL     DEFICIT)/       OTHER
                                                      ----------------    PAID-IN       RETAINED    COMPREHENSIVE
                                                      SHARES    AMOUNT    CAPITAL       EARNINGS       INCOME         TOTAL
                                                      -------  -------  -----------   ------------  -------------  ------------
Balances at January 1, 1999                           250,386  $25,039  $   225,347   $   188,707   $          -   $   439,093
Comprehensive income (loss)
   Net loss for the year                                    -        -            -    (1,368,967)             -    (1,368,967)
   Unrealized gain on securities available for sale         -        -            -             -          4,006         4,006
                                                                                      -----------   ------------   -----------
     Total comprehensive income (loss)                                                 (1,368,967)         4,006    (1,364,961)
Issuance of common stock through private placement,
  net of issuance costs of $45,000                    150,000   15,000    1,440,000                                  1,455,000
Issuance of common stock for settlement of lawsuit
  (Note 18)                                            38,000    3,800      376,200                                    380,000
                                                      -------  -------  -----------   -----------   ------------   -----------
Balances at December 31, 1999                         438,386   43,839    2,041,547    (1,180,260)         4,006       909,132
Comprehensive income (loss)

   Net loss for the year                                    -        -            -      (881,607)             -      (881,607)
   Unrealized gain on securities available for sale         -        -            -             -          5,020         5,020
                                                                                      -----------   ------------   -----------
     Total comprehensive income (loss)                                                   (881,607)         5,020      (876,587)
Issuance of common stock for settlement of lawsuit
  (Note 18)                                             4,380      438       43,362             -              -        43,800
                                                      -------  -------  -----------   -----------   ------------   -----------
Balances at December 31, 2000                         442,766   44,277    2,084,909    (2,061,867)         9,026        76,345
   Net loss for the year                                    -        -            -    (2,262,191)             -    (2,262,191)
   Unrealized loss on securities available for sale         -        -            -             -         (9,026)       (9,026)
                                                                                      -----------   ------------   -----------
     Total comprehensive loss                               -        -            -    (2,262,191)             -    (2,262,191)
                                                      -------  -------  -----------   -----------   ------------   -----------
Balances at December 31, 2001                         442,766  $44,277  $ 2,084,909   $(4,324,058)  $          -   $(2,194,872)
                                                      =======  =======  ===========   ===========   ============   ===========

                                 See Notes to Consolidated Financial Statements.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Years Ended December 31, 2001, 2000, and 1999

                                                                        FOR THE YEAR      FOR THE YEAR      FOR THE YEAR
                                                                            ENDED            ENDED              ENDED
                                                                        DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                                            2001              2000               1999
                                                                      (84 RACING DAYS)  (93 RACING DAYS)  (114 RACING DAYS)
                                                                      ----------------  ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $    (2,262,191)  $      (881,607)  $     (1,368,967)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Settlement of lawsuit                                                        -                 -            380,000
       Extinguishment of deferred benefit liability                                 -          (593,261)                 -
       Deferred tax benefit                                                         -          (376,800)                 -
       Depreciation                                                           445,357           356,774            191,984
       Change in allowance for doubtful accounts                                    -          (102,000)            90,000
       Realized and unrealized (gain) loss on investments                     (28,227)           17,917             (4,006)
       Imputed interest expense                                               263,105           128,947                  -
       Loss on sale/disposal of equipment                                       2,892                 -                  -
       Changes in:
         Restricted cash                                                      (65,335)           30,341            (70,431)
         Accounts and grants receivable                                        68,845           364,243           (167,011)
         Other current assets                                                  45,492            (3,165)            91,613
         Other assets                                                           8,904            20,361             48,341
         Accounts payable                                                      32,355           224,336            409,302
         Uncashed winning tickets and other current liabilities               119,206            19,529              4,134
         Deferred revenue                                                     160,000                 -                  -
         Retention for capital improvements                                     5,375           (44,380)            63,484
                                                                      ---------------   ---------------   ----------------
           Net cash used in operating activities                           (1,204,222)         (838,765)          (331,557)
                                                                      ---------------   ---------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and sales of available-for-sale
     investment securities                                                    520,676           168,160                  -
   Purchase of available-for-sale investment securities                             -          (487,427)          (192,113)
   Proceeds from sale of equipment                                             12,700                 -                  -
   Purchase of properties and equipment                                      (182,603)         (658,394)          (505,042)
                                                                      ---------------   ---------------   ----------------
           Net cash provided by (used in) investing activities                350,773          (977,661)          (697,155)
                                                                      ---------------   ---------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                       1,141,000           897,333            250,000
   Principal payments on line of credit                                      (313,655)                -                  -
   Principal payments on capital leases                                       (78,789)          (48,256)                 -
   Net proceeds from sale of stock                                                  -                 -          1,455,000
                                                                      ---------------   ---------------   ----------------
           Net cash provided by financing activities                          748,556           849,077          1,705,000
                                                                      ---------------   ---------------   ----------------
Net increase (decrease) in cash and cash equivalents                         (104,893)         (967,349)           676,288
Cash and cash equivalents at beginning of year                                146,180         1,113,529            437,241
                                                                      ---------------   ---------------   ----------------
Cash and cash equivalents at end of year                              $        41,287   $       146,180   $      1,113,529
                                                                      ===============   ===============   ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for:
       Interest                                                       $       351,228   $       176,656   $        137,958
       Income taxes                                                   $         2,756   $           696   $              -
                                                                      ===============   ===============   ================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
   Acquisition of hotel building and equipment:
     Debt incurred                                                    $             -   $     2,421,155   $              -
     Accounts payable and other liabilities assumed                                 -           345,856                  -
   Capital leases                                                     $        16,261   $       508,776   $              -
   Accounts payable incurred for property and equipment               $        99,165   $             -   $              -
                                                                      ===============   ===============   ================

                                 See Notes to Consolidated Financial Statements.

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            NATURE OF OPERATIONS:

         Mid-State Raceway, Inc. ("MSR") operates a harness racing track in Vernon, New York, known as Vernon Downs. MSR is licensed by the New York State Racing and Wagering Board to conduct live harness racing at its track and to simulcast racing from other tracks. Such licenses are subject to annual renewal.

         Mid-State Development Corporation ("MSD"), formerly known as Mid-Year Sales, Inc., is a wholly owned subsidiary of MSR. Beginning in October 1999, MSD commenced operating concessions at the harness racing track owned by MSR. In June of 2000, MSD began operating a hotel adjacent to the track owned by MSR. Operations of the hotel are included in the consolidated totals for the years ended December 31, 2001 and 2000 (see
         Note 14). Prior to 1999, MSD was an inactive company.

            PRINCIPLES OF CONSOLIDATION:

               The accompanying consolidated financial statements include the accounts of MSR and MSD (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated in the consolidation. Prior to 1999, MSD was inactive and had no assets, liabilities, revenues or expenses.

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

               The estimated useful life to the various classes of assets on which current provisions were based are as follows:

Land improvements                          5 to 20 years
Buildings and improvements                10 to 40 years
Other structures                      15 to 31 1/2 years
Equipment                                  3 to 20 years

            LOSS PER COMMON SHARE:

         Loss per share of common stock has been calculated based on the weighted average shares outstanding during each year. The weighted average number of common shares outstanding was 442,766, 442,382 and 279,805 for the years December 31, 2001, 2000 and 1999, respectively. Outstanding authorized stock warrants totaled 197,700 and 185,000 at December 31, 2001 and 2000, respectively. All such warrants were excluded from all loss per share calculations.

            ADVERTISING:

         MSR follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $77,160, $80,710, and $116,750, for the years ended December 31, 2001, 2000, and 1999, respectively.

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

            PURSE EXPENSE RECOGNITION:

         Similar to its policy of recognizing revenue for commissions from wagering, MSR recognizes purse expenses associated with live racing when the related racing event is conducted.

            ASSET IMPAIRMENT ASSESSMENTS:

         The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. No impairment has been recognized through December 31, 2001.

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

         Management does not expect the adoption of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 will have a material impact on the consolidated results of operations or financial position of the Company.

            RECLASSIFICATIONS:

         Certain balances in prior year financial statements have been reclassified for comparative purposes.

NOTE 2.  RESTRICTED CASH

Cash is restricted for the following purposes at December 31:

                                             2001        2000
                                           --------    --------
Purses                                     $ 12,217    $  9,641
Capital improvements                         45,267      39,892
Uncashed winning tickets                     63,736      56,336
Account wagering                             71,683      21,699
                                           --------    --------
                                           $192,903    $127,568
                                           ========    ========

NOTE 3.  OTHER RECEIVABLES

Other receivables consist of the following at December 31:

                                             2001        2000
                                           --------    --------
Shift adjustments                          $  3,545    $ 68,360
Commissions                                  75,983      74,800
Hotel related                               122,225     108,745
Other                                        50,774      69,467
                                           --------    --------
       Total                                252,527     321,372
Less allowance for doubtful accounts         10,000      10,000
                                           --------    --------
       Other receivables, net              $242,527    $311,372
                                           ========    ========

NOTE 4.  INVESTMENTS

MSR had no investments at December 31, 2001. MSR's investments were classified as available-for-sale securities and were reported at fair value at December 31, 2000, with unrealized gains included in comprehensive income. At December 31, 2000, investments consisted principally of government securities and certificates of deposit. These securities had a fair value of $501,745, a cost of $492,719, and an unrealized gain of $9,026.

NOTE 5.  PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment consist of the following at December 31:

                                                             CONSOLIDATED   CONSOLIDATED
                                     MSD           MSR           2001           2000
                                 -----------   -----------   ------------   ------------
Land, buildings and equipment:
  Land                           $         -   $    77,802   $     77,802   $     77,802
  Land improvements                        -     1,817,481      1,817,481      1,805,432
  Buildings and improvements       2,747,006     7,885,804     10,632,810     10,499,476
  Equipment                          163,544     4,633,950      4,797,494      4,780,138
  Construction in progress                 -       114,166        114,166              -
                                 -----------   -----------   ------------   ------------
                                   2,910,550    14,529,203     17,439,753     17,162,848
Other properties:
  Land                               121,671             -        121,671        121,671
                                 -----------   -----------   ------------   ------------
                                   3,032,221    14,529,203     17,561,424     17,284,519
Less accumulated depreciation        291,241    11,699,656     11,990,897     11,551,072
                                 -----------   -----------   ------------   ------------
                                 $ 2,740,980   $ 2,829,547   $  5,570,527   $  5,733,447
                                 ===========   ===========   ============   ============

NOTE 6.  REAL ESTATE TAXES PAYABLE

In May 1998, Oneida County and MSR entered into an agreement whereby MSR would make 36 monthly installments of $6,000, commencing May 29, 1998, to satisfy its liability to Oneida County for nonpayment of 1997 property taxes, totaling $216,000, levied against MSR by Oneida County in 1997. Although this obligation was scheduled to be satisfied in 2001, MSR's payments are in arrears. The balance outstanding under this obligation at December 31, 2001 approximated $14,000 and is included in accounts payable and accrued expenses in the December 31, 2001 consolidated balance sheet. Due to this arrearage, Oneida County recorded a deed in 2001 transferring MSR's title to parcels to the Oneida County Board of Legislators.

Additionally, MSR is delinquent on approximately $168,000 of property and school taxes from 2000 and 2001. Further, MSD is delinquent on approximately $325,000 of property and school taxes from 1999 through 2001, including $184,000 referred to in Note 14. Real estate taxes payable are included in accounts payable and accrued expenses in the December 31, 2001 and 2000 consolidated balance sheets.

NOTE 7.  LINES OF CREDIT

Lines of credit at December 31 are as follows:

                                                                                          2001        2000
                                                                                        --------    --------
$351,000 revolving line of credit with an investment company, with interest at
3.15% over the 30-day commercial paper rate (4.9% at December 31, 2001).
Borrowings under this line were previously collateralized by MSR investments.
The lender terminated this line of credit in October 2001, and accordingly, the balance outstanding at December 31, 2001 was in default. The outstanding balance
was repaid in full by MSR in January 2002.                                              $ 33,678    $347,333

$700,000 line of credit agreement with prospective purchasers of MSR (see Note
16), with interest at 10%, scheduled to mature on March 15, 2002. Borrowings under this line are collateralized by a second mortgage on MSR land, buildings and improvements. Borrowings under this line were repaid in full by MSR in April
2002 in connection with the 2002 financing and loan agreements (see Note 19).            641,000           -
                                                                                        --------    --------
                                                                                        $674,678    $347,333
                                                                                        ========    ========

NOTE 8.  LONG-TERM DEBT

Long-term debt is comprised as follows at December 31:

                                       2001                                   2000
                       ------------------------------------   ------------------------------------
                        CURRENT     LONG-TERM      TOTAL       CURRENT     LONG-TERM      TOTAL
                       ----------   ----------   ----------   ----------   ----------   ----------
Notes Payable
   (A)                 $1,650,000          $ -   $1,650,000   $1,149,950          $ -   $1,149,950
   (B)                    166,500            -      166,500      166,500            -      166,500
   (C)                    300,000            -      300,000      300,000            -      300,000
   (D)                    250,000            -      250,000      250,000            -      250,000
Other Obligations
   (E)                  2,746,757            -    2,746,757            -    2,483,652    2,483,652
   (F)                     96,110      301,832      397,942       97,172      363,348      460,520
                       ----------   ----------   ----------   ----------   ----------   ----------
                       $5,209,367   $  301,832   $5,511,199   $1,963,622   $2,847,000   $4,810,622
                       ==========   ==========   ==========   ==========   ==========   ==========

                  (A) In May 1998, MSR obtained a $1,000,000 loan from a private lender, who was also a board member. The loan was collateralized by a first mortgage on MSR's racing plant, buildings and improvements. In March 2000, MSR obtained an additional loan from this private lender to finance the purchase of equipment and food service inventory, valued at $66,450. This additional loan was added to the $1,000,000 first mortgage. Additionally, $83,500 of the loan described in (B) below came from this lender and was added to the first mortgage agreement in 2000. The loans bore interest at 12% and required monthly interest-only payments. No principal payments were required until the final due date. This loan was originally due May 15, 2001. In March 2001, the due date was extended to May 15, 2002 in exchange for granting the private lender a warrant to purchase 10,000 shares of MSR common stock at $10 per share with an expiration date in March 2005. During 2001, MSR obtained an additional $500,000 loan from this private lender. This amount was also added to the first mortgage.

               The loan agreement required MSR to pay the lender $47,500 in financing fees at closing. Financing fees paid at closing are being amortized over the original term of the loan and are included in interest expense. These financing fees were fully amortized at December 31, 2001. At December 31, 2000, the unamortized portion of financing fees was included in other assets. Interest expense incurred by MSR in 2001, 2000, and 1999 related to this loan approximated $181,000, $143,700, and $135,800, respectively.

                  (B) In August 1999, MSR obtained $250,000 in loans from three board members, one of whom was an officer. $83,500 of this $250,000 loan came from the lender referred to in (A) above. The loans bore interest at 12%, and were originally secured by a second mortgage on MSR's racing plant, buildings, and improvements. In 2000, $83,500 of the original $250,000 was added to the first mortgage described in (A) above. The remaining $166,500 remains secured by a junior mortgage and was due in May 2001. No interest was paid on the $166,500 loan as of December 31, 2001. Unpaid interest related to this loan approximating $45,800 through December 31, 2001, is included in accounts payable and accrued expenses. Interest expense related to this loan approximated $20,000, $20,000, and $5,800 in 2001, 2000, and 1999,
                           respectively. The lenders called the $166,500 loan in September 2001, but MSR did not make payment. As such, the loan is in default as of December 31, 2001.

                  (C) In September 2000, MSR obtained a $300,000 loan from another private lender, who was also a board member. The loan was secured by a junior mortgage on MSR's racing plant, buildings and improvements. The loan bore interest at

                           13% and repayment was due in September 2001. No principal payments were required until the final due date. Interest expense for this loan totaled $42,250 and $9,750 for 2001 and 2000, respectively. In consideration for making this loan to MSR, the lender was granted a warrant to purchase 2,500 shares of MSR common stock at $10 per share with an expiration date in August 2004. Additionally, in March 2001, in consideration for certain amendments made to this loan, MSR granted this lender a warrant to purchase 2,700 shares of MSR common stock at $10 per share with an expiration date in March 2005. MSR did not repay the loan, as scheduled, in September 2001. Accordingly, the loan is in default at December 31, 2001.

                  (D) In December 2000, MSR obtained a $250,000 loan from private lenders, with interest originally at 6%, to be paid in the form of MSR common stock. The note was secured by certain MSR and subsidiary assets, including machinery, equipment, and receivables. The note was originally scheduled to mature in February 2001. In May 2001, the note was amended due to the fact that MSR was in default under note terms. The amendment extended the due date until August 15, 2001 and required the payment of all accrued but unpaid interest on the note. In September 2001, in connection with an irrevocable purchase option agreement whereby MSR granted the lenders of this note an option to purchase MSR (see Note 16), the note maturity was extended to March 15, 2002, the expiration date of the purchase option agreement. Additionally, the interest rate was increased to 10% and the note was added to the junior mortgages previously mentioned in (B) and (C), above. Interest expense in 2001 and 2000 approximated $35,000 and $780 for this loan, respectively.

         The debt obligations described in Note 8 (A), (B), (C), and (D) above, including all accrued interest thereon, were repaid in full in April 2002, in connection with the 2002 financing and loan agreements (see Note 19).

                  (E) Represents the present value of the amount payable to a third-party bankruptcy trustee in relation to a settlement agreement between the trustee and MSR for the purchase of a hotel located on MSR's land adjacent to its harness racing track (see Note 14). The initial April 2000 settlement agreement was amended in July 2001 and was formally approved by the bankruptcy court in August 2001. The approved agreement called for MSR to pay $2,816,000 to the bankruptcy trustee by February 18, 2002 for the purchase of the hotel. For financial reporting purposes, the $2,816,000 was discounted using an incremental borrowing rate of 10% and the present value discount is being treated as imputed interest. Imputed interest expense for 2001 and 2000 related to this transaction approximated $263,000 and $129,000, respectively.

The debt obligation described in Note 8 (E) above, was repaid in full in March and April 2002, in connection with the 2002 financing and loan agreements (see Note 19).

                  (F) Various capital leases for equipment with monthly payments ranging from $95 to $2,168 including imputed interest from 6.9% to 24.5%. These leases mature at various dates through 2006. Interest expense totaled approximately $55,000 and $36,000 for these capital leases in 2001 and 2000, respectively.

Because of the 2002 refinancing and loan agreements described in Note 19, all of this indebtedness, except currently maturing capital lease obligations, has been classified as long-term.

At December 31, 2001, the cost of equipment acquired through capital lease obligations totaled $534,253 and is included in land, building, and equipment on the balance sheet. Accumulated depreciation related to these assets totaled $187,337 at December 31, 2001.

The following is a schedule by years of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of December 31, 2001:

YEAR ENDING DECEMBER 31                                                 AMOUNT
-----------------------                                                --------
  2002                                                                 $174,352
  2003                                                                  127,445
  2004                                                                  119,656
  2005                                                                   60,159
  2006                                                                    6,647
                                                                       --------
      Total minimum lease payments                                      488,259
  Less amount representing interest                                      90,317
                                                                       --------
      Present value of net minimum lease payments                       397,942
      Current maturities                                                 96,110
                                                                       --------
Capital lease obligation, net of current maturities                    $301,832
                                                                       ========

NOTE 9.  DEFERRED GRANT REVENUE

During 2001, MSR received $240,000 from Oneida County to defer costs associated with live racing. The agreement required MSR to continue live racing for a period of at least three years, beginning in 2001. If at any time during the three year period MSR discontinues live racing, or breaches any other portion of the agreement, a pro-rata share of the funds will be payable to Oneida County. Approximately $80,000 was earned pursuant to this grant during 2001.

NOTE 10. INCOME TAXES

Net deferred tax assets are provided for the temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The temporary differences that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effect are as follows. The net deferred tax asset at December 31, 2001 and 2000 has been offset by an equivalent valuation allowance because of uncertainty concerning MSR's ability to utilize net operating loss carryforwards in future years.

                                                       DECEMBER 31
                                   -----------------------------------------------------
                                             2001                        2000
                                   -------------------------   -------------------------
                                   TEMPORARY                   TEMPORARY
                                   DIFFERENCE    TAX EFFECT    DIFFERENCE   TAX EFFECT
                                   ----------   ------------   ----------   ------------
Net operating loss carryforwards   $8,130,000   $ 2,764,000    $5,930,000   $ 2,016,000
Other                                  10,000         4,000        22,000         8,800
                                   ----------   -----------    ----------   -----------
                                    8,140,000     2,768,000     5,952,000     2,024,800
Less valuation allowance                    -    (2,768,000)            -    (2,024,800)
                                   ----------   -----------    ----------   -----------
                                   $8,140,000   $         -    $5,952,000   $         -
                                   ==========   ===========    ==========   ===========

The net operating loss carryforwards will expire at various dates from December 31, 2009 through December 31, 2014.

A reconciliation of the provision (benefit) for income taxes to the statutory amount is as follows:

                                                          FOR THE YEAR ENDED DECEMBER 31
                                         --------------------------------------------------------------
                                                2001                  2000                  1999
                                         ------------------   --------------------   ------------------
                                           AMOUNT      %        AMOUNT        %        AMOUNT      %
                                         ----------  ------   ----------    ------   ----------  ------
Statutory federal income tax (benefit)   $(769,000)  (34.0)   $(629,000)    (34.0)   $(465,000)  (34.0)
Variances from statutory rate:
  Add state income tax, net of
    federal tax benefit                      2,756     0.1          708       0.1        3,753     0.3
  Increase (decrease) in valuation
    allowance                              743,200    32.9      255,400      13.6      442,000    32.3
  Other                                     25,800     1.1       (3,200)     (0.1)      23,000     1.7
                                         ---------   -----    ---------     -----    ---------   -----
Provision (benefit) for income taxes     $   2,756     0.1    $(376,092)    (20.4)   $   3,753     0.3
                                         =========   =====    =========     =====    =========   =====

NOTE 11. LEASES

The Raceway leases equipment, including pari-mutuel totalisator equipment and services, under numerous operating lease agreements. Total lease rental expense for the years ended December 31, 2001, 2000, and 1999 amounted to $400,227, $432,220, and $512,568 of which $265,000, $275,400, and
         $280,105 was paid on the totalisator contract for the respective years.

The totalisator operating lease agreement expires in 2004. Under the agreement, MSR is charged a flat fee for the equipment and services plus an additional amount that is dependent upon wager volume. Other operating lease agreements expire at various dates through 2005. Future minimum rental charges under operating lease agreements are as follows:

                   OTHER    TOTALISATOR
                 EQUIPMENT   EQUIPMENT       TOTAL
                 ---------  -----------   ----------
2002             $  84,661  $   275,000   $  359,661
2003                97,559      285,000      382,559
2004                45,318      295,000      340,318
2005                41,207            -       41,207
2006                 4,727            -        4,727
                 ---------  -----------   ----------
                 $ 273,472  $   855,000   $1,128,472
                 =========  ===========   ==========

NOTE 12. INVESTMENT INCOME

Investment income (loss) consisted of the following for the years ended December
         31:

                                            2001         2000        1999
                                          ---------    --------    ---------
Interest and dividends                    $ 33,299     $30,772     $ 27,921
Other                                       (9,817)     (4,529)     (21,323)
                                          --------     -------     --------
                                          $ 23,482     $26,243     $  6,598
                                          ========     =======     ========

NOTE 13. PRIVATE PLACEMENT AND COMMON STOCK WARRANTS

During 1999, MSR privately placed 150,000 shares of common stock, for the aggregate amount of $1,500,000 computed at the rate of $10 per share. In connection with such private placement, MSR, in November 1999 executed and delivered a common stock warrant ("PP Warrant") to two individuals who were officers and directors of MSR. The PP Warrant entitled the holders to purchase not less than 150,000 nor more than 175,000 shares of common stock at the rate of $10 per share at any time prior to November 15, 2000. The PP Warrant was not exercised and expired in accordance with its terms on November 15, 2000. On November 14, 2000, the Board of Directors authorized the issuance: (i) to each of the holders of the PP Warrant, a common stock warrant to purchase up to 87,500 shares of common stock at the rate of $10 per share at any time prior to November 14, 2004; and (ii) to another member of the Board of Directors a common stock warrant to purchase up to 7,500 shares of common stock at the rate of $10 per share at any time prior to November 14, 2004. Stockholder consent with respect to these three common stock warrants has not been secured. As discussed in Note 8(C), in September 2000, MSR granted another board member a common stock warrant to purchase up to 2,500 shares of common stock at the rate of $10 per share at any time prior to August 31, 2004. Additionally, during March 2001, as discussed in Notes 8(A) and 8(C), the Board of Directors authorized the issuance to two members of the Board of Directors common stock warrants to purchase 10,000 and 2,700 shares of common stock, respectively, at the rate of $10 per share at any time prior to March 19, 2005. All of the resolutions with respect to the six warrants described above were silent as to "anti-dilution" protection, and MSR has neither executed nor delivered any of such common stock warrants.

A summary of common stock warrants authorized by the Board of Directors as of December 31, 2001 is as follows:

                                    NUMBER OF  EXERCISE
                                      STOCK      PRICE        EXPIRATION
      ISSUE DATE                     WARRANTS  PER SHARE         DATE
      ----------                    ---------  ---------   -----------------
November 14, 2000                    182,500      $10      November 14, 2004
September 1, 2000                      2,500      $10       August 31, 2004
March 19, 2001                        10,000      $10       March 19, 2005
March 19, 2001                         2,700      $10       March 19, 2005

Substantially all of the November 14, 2000 warrants are subject to recent litigation as described in Note 19.

NOTE 14. HOTEL LEASE AND ACQUISITION

During fiscal year 1994, MSR, as lessor, entered into a lease agreement with Comfort Associates, Inc. ("CAI"), a company affiliated with MSR's former majority shareholder. MSR, as lessor, leased, for an initial period of twenty years, a certain portion of their property for the purpose of permitting CAI, as lessee, to construct, own, and operate a hotel. Construction of the hotel by CAI was completed in October 1994. Anytime during the lease or any renewal period of the lease, MSR could have elected to terminate the lease and assume all of CAI's duties, obligations, rights, and responsibilities under the lease for a nominal amount. Lease payments during the initial twenty year period were $10,000 per year. In May 2000, the lease was terminated, and

         MSR purchased all of the issued and outstanding shares of stock of CAI for $5,510, plus an additional $48,000 acquisition fee.

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

Pursuant to an original April 11, 2000 settlement agreement between the trustee and MSR that was later amended on July 30, 2001 and formally approved by the bankruptcy court in August 2001, MSR turned over the issued and outstanding stock of CAI to the trustee and acquired the hotel from the trustee. The agreement called for MSR to pay the trustee $2,816,000 (the fair market value of the hotel less $184,000 in unpaid real estate taxes) by February 18, 2002 (see Note 8(E)). It was also the responsibility of MSR to pay the $184,000 of unpaid real estate taxes on the hotel (see Note 8, which describes various mortgages on MSR property).

The purchase method of accounting was used to account for the May 2000 hotel acquisition, and the purchase price was allocated as follows:

Property and equipment                         $ 2,611,000
Current assets                                      89,000
Liabilities assumed                               (345,000)
Debt incurred                                   (2,355,000)
                                               -----------
                                               $         -
                                               ===========

The accompanying financial statements include the operations of the hotel, beginning in June 2000.

When MSR purchased the issued and outstanding stock of CAI in May 2000, it agreed to personally indemnify CAI's former sole stockholder for any liability that stockholder may have had with respect to a franchise agreement for the hotel. Subsequent to the stock transaction in May 2000, the stockholder was sued by the franchisor for damages approximating $560,000. The stockholder answered the complaint, notified MSR of the claim, and requested indemnification if the suit is successful. Although MSR believes that the lawsuit will most likely not be successful, the ultimate outcome is not presently determinable. Consequently, no provision for a possible unfavorable outcome is included in these financial statements.

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

MSR operates pari-mutuel wagering on the hotel premises. Net pari-mutuel commissions and breakage from wagering on these premises approximated $497,000 for the year ended December 31, 2001 ($481,000 for the year ended December 31, 2000, and $450,000 for the year ended December 31,
         1999).

NOTE 15. OTHER RELATED PARTY TRANSACTIONS

In 2001, 2000, and 1999, MSR paid approximately $388,000, $350,000, and
$210,000, respectively, to related parties for consulting services, lodging, and interest, including amounts attributable to long-term debt (Note 8).

NOTE 16. PURCHASE OPTION AGREEMENT

On September 12, 2001, MSR's Board of Directors authorized its President and Chief Executive Officer to execute an exclusive option agreement for the sale of MSR to a group of private purchasers. This group of purchasers includes one of the private lenders described in Note 8(D). The exclusive option agreement was formally executed on September 15, 2001 and granted the purchasers an exclusive irrevocable option to acquire MSR for $9,077,350 at any time prior to March 15, 2002. If exercised, the exclusive option agreement called for the purchasers to pay off all MSR debt and payables and pay $1,400,000 to existing MSR shareholders. The $1,400,000 payment to the shareholders was subject to adjustment based upon the debt outstanding at the exercise closing date. Accordingly, the $1,400,000 could increase or decrease as a result of this adjustment. The option agreement was subject to the approval of MSR's shareholders holding at least 66 2/3% of the outstanding common stock and the New York State Racing and Wagering Board.

In 2002, MSR's Board of Director's authorized the extension of the exclusive option agreement until MSR shareholders have voted on the agreement. A MSR shareholder vote on this agreement was not scheduled, since as of March 15, 2002
(a) the debt and payables of MSR were in excess of $9,077,350 and consequently the shareholders of MSR would have received no payment in connection with the exercise of the exclusive option agreement, and (b) as the holders of more than 33 1/3% of the issued and outstanding common stock had indicated their unwillingness to approve the exclusive option agreement, it was unlikely that shareholder approval of the exclusive option agreement could be secured.

If the exclusive option agreement is not approved by MSR's shareholders, MSR may be required to pay the purchasers a one-time payment of $130,000. Additionally, if the exclusive option agreement is not approved by MSR's shareholders or not exercised by the purchasers, the agreement requires that the loan described in
Note 8(D) be repaid along with all accrued interest thereon. As indicated in
Note 18, the full amount of such loan and all accrued interest was repaid in April 2002.

Concurrent with the execution of the exclusive option agreement, the purchasers provided a $700,000 working capital line of credit to MSR with interest at 10%, secured by a second mortgage on MSR's buildings and improvements, due March 15, 2002 (see Note 7).

The full balance drawn by MSR under this line of credit ($700,000) was repaid in April 2002 in connection with the 2002 financing and loan arrangements described in Note 18. In June 2002, management notified the group of purchasers that the aforementioned exclusive purchase option agreement was terminated and of no further force and effect. As a result of the termination of the option agreement by MSR, the aforementioned $130,000 termination has been recorded as a liability in the December 31, 2001 balance sheet (see also Note 18).

NOTE 17. PURSE FUND AGREEMENT

MSR annually enters into agreements with the Harness Horse Association of Central New York to establish purse funding levels for harness meetings at MSR. In June 2001, both parties signed an agreement that established MSR's 2001 purse funding at approximately $2,450,000, including approximately $406,000 in underfunded purses carried forward from years prior to 2001. Actual purses and fees paid by MSR in 2001 approximated $1,897,000. A November 6, 2001 agreement established MSR's 2002 purse funding at approximately $2,650,000. This amount includes approximately $553,000 in underfunded purses carried forward from 2001 and years prior. As described in Note 1, MSR's policy is to recognize purse expenses associated with live racing when the related racing event is conducted. Accordingly, underfunded purse carryovers from prior years will be recognized as purse expenses when and if such amounts are paid.

NOTE 18. CONTINGENCIES

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

OTHER LITIGATION

MSR is a defendant in various litigation matters arising from its operations. No estimate can yet be made of the potential liability or damages, or the likely outcome of the litigation. Management believes that liabilities resulting from these lawsuits, if any, will be immaterial or will be completely covered by insurance policies. Note 19 describes additional litigation pending against MSR.

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

ANTI-DILUTION STOCK

On January 11, 2001, the Board of Directors of MSR authorized the issuance of a total of 24,840 shares of common stock to four individual shareholders (three of whom were board members and two of whom were officers of MSR) in an effort to prevent the dilution of such shareholders' ownership interest in MSR, which includes 21,600 shares that are subject to pending litigation (see Note 19). These anti-dilution shares of common stock were never issued by MSR. Due to the fact that these shares were authorized without consideration on the part of the shareholders, legal counsel for MSR has advised that any such issuance would not be valid. Further, since the stock certificates were not issued to the shareholders for the shares in question, legal counsel believes that MSR does not need to take any action to rescind the authorization for the issuance of such shares. On December 17, 2001 the Board of Directors clarified the minutes of the January 11, 2001 meeting to state the 24,840 shares of common stock will be issued for past services to MSR. However, issuance of the stock is subject to approval by the shareholders, by Board resolution. No amounts have been recognized in this connection for the year ended December 31, 2001.

NOTE 19. SUBSEQUENT EVENTS

2002 FINANCING AND LOAN AGREEMENTS

In mid-March 2002, MSR entered into a financing agreement with Vernon, LLC (an unaffiliated company). Under the terms of the financing agreement, MSR sold a $400,000 secured convertible promissory note to Vernon, LLC. The note matures on December 31, 2003 with interest originally at 10% (amended to 15% in April
2002). The financing agreement required MSR to create an interest reserve account to hold the first year of interest on the note. The agreement also required MSR to pay a commitment and loan fee equal to 5% of the total note. Both the fee and the first year interest reserve were funded by MSR utilizing a portion of the note proceeds. The note was initially convertible, at the option of Vernon, LLC, at any time after August 1, 2002, into 40,000 shares of MSR common stock at the rate of $10 per share and subject to certain anti-dilution provisions outlined in the financing agreement. The note is secured by a mortgage and security interest on MSR property and is subordinate to the mortgages described in Note 8. Additionally, the financing agreement includes a provision for tag along warrants. This provision requires MSR to distribute to note holders, who elect not to convert the principal amount of the note into common stock, warrants to purchase shares of common stock for a period of three years. The financing agreement also granted Vernon, LLC the right of first refusal with respect to any subsequent debt and/or equity financings undertaken by MSR prior to December 31, 2003 and allowed Vernon, LLC to appoint up to two Directors on MSR's Board. The financing agreement also provided that if the exclusive option agreement (Note 16) was approved by the shareholders that the note would be immediately repaid and the number of shares issuable upon conversion of the note (or the tag along warrants) would be reduced to 10,000 shares.

In late March and early April of 2002, MSR and MSD entered into a $8.5 million loan agreement with All Capital, LLC, a company affiliated with Vernon, LLC. The loan agreement was funded in two installments and is secured by a first mortgage on MSR and MSD land, buildings and improvements. The initial funding provided $3,695,000 in funds to MSR to satisfy the $2,816,000 obligation to the bankruptcy trustee described in Note 8 (E). The second funding provided $4,805,000 in funds to MSR to repay the first mortgage obligation described in
Note 8 (A) and the second mortgage obligations described in Notes 8 (B), (C), and (D). The loan agreement matures March 31, 2003 with interest payable at 15%. The loan agreement provides MSR with the option to extend the loan for up to four successive quarters with a final maturity of March 31, 2004. Each quarterly extension requires MSR to pay an extension fee equal to 1.25% of the unpaid portion of the loan.

The loan agreement required MSR to create an interest reserve account to hold the first year of interest on the loan. The interest reserve was completely funded by a portion of the loan proceeds. The loan agreement also required MSR to pay a commitment and loan fee equal to 5% of the total loan. The commitment and loan fee was paid by MSR using a portion of the loan proceeds. On April 1, 2002, in connection with the loan agreement, MSR issued a warrant to purchase 500,000 shares of common stock at a rate of $2 per share to All Capital, LLC, exercisable subsequent to August 1, 2002. In accordance with the anti-dilution and other provisions of the $400,000 secured convertible promissory note referred to above, the number of shares which are issuable to Vernon, LLC upon conversion of the $400,000 note was increased to 200,000 and the exercise price upon conversion was reduced to $2 per share.

In the event that the exclusive option agreement (Note 16) is approved by the shareholders (a) the $8,500,000 would be immediately repayable (b) the warrant issued to All Capital, LLC would not thereafter be exercisable, and (c) the number of shares issuable upon conversion of the $400,000 secured convertible note described above (or the tag along warrants) would be reduced to 50,000 shares.

All Capital, LLC was also granted the right in the loan agreement to designate four members to the Board of Directors of MSR. Consistent with the ruling of the New York State Racing and Wagering Board, MSR, Vernon, LLC and All Capital, LLC (and the latter's principal) executed an undertaking not to place nominees on the Board of Directors or participate in the management of MSR until the nominees and the principal of All Capital, LLC were licensed. On July 2, 2002, the nominees and principal were licensed and were subsequently seated as participating members of the Board of Directors of MSR.

On April 8, 2002, the New York State Racing and Wagering Board (the Board) issued MSR a 90-day limited period harness racing license for the 2002 racing season. The license expired on July 6, 2002 and was conditional upon numerous factors involving the 2002 financing and loan agreements referred to above. Extension of the 2002 license past the July 6, 2002 expiration date was dependent upon, among other things, the individual licensability, under Board laws and regulations, of the principals involved in the 2002 financing and loan agreements. On July 2, 2002, the Board voted to extend MSR's limited period track and simulcast license through December 31, 2002. As a condition of the license extension, MSR is required to create a segregated escrow account to ensure the payment of purses to horsemen.

On July 16, 2002, MSR and MSD entered into a $1,000,000 Interim Loan Agreement with All Capital, LLC. The loan agreement was funded in one installment and is secured by a mortgage on MSR and MSD land, buildings and improvements. Proceeds of this loan were applied to the extent of $350,000 to the establishment of a purse escrow account required by the New York State Racing and Wagering Board as a condition to the maintenance of the live racing and simulcast licenses; and as to the remainder, to the short-term obligations and working capital requirements of the two companies. The loan bears interest at the rate of 15% per annum and matures on July 15, 2003. The loan agreement required MSR to create an interest reserve account to hold the amount necessary to fund the payment of interest over the term of the loan. The interest reserve was completely funded by a portion of the loan proceeds. The loan agreement also required MSR to pay a commitment and loan fee equal to 5% of the loan; which fee was paid by MSR out of a portion of the loan proceeds. On July 16, 2002 in connection with the loan agreement, MSR issued a warrant to All Capital, LLC to purchase 100,000 shares of common stock at the rate of $2.00 per share exercisable subsequent to August 1, 2002. The issuance of this warrant did not trigger any of the "anti-dilution" provisions of any of the $400,000 Secured Convertible Promissory Note or the warrants to purchase 500,000 shares of common stock previously granted to All Capital, LLC in connection with the $8,500,000 loan. In the event the Exclusive Option Agreement (Note 16) is approved by the shareholders the warrant to purchase 100,000 shares would not thereafter be exercisable.

$15,000,000 LOAN AGREEMENT

On August 28, 2002, MSR and MSD entered into a $15,000,000 Loan Agreement with All Capital, LLC. The loan agreement is to be funded in multiple installments and is secured by a first mortgage on MSR and MSD land, buildings and improvements. The $12,500,000 proceeds of the first installment of this loan were applied to the extent of (a) $9,900,000 to refinance and consolidate the $400,000, $8,500,000 and $1,000,000 loans described above, and (b) $2,600,000 for working capital and payment of the costs associated with the loan. The remaining proceeds of the loan in the amount of $2,500,000 are to be disbursed in connection with and for the construction of facilities to be utilized for the installation and operation of video lottery terminals and for working capital. The loan bears interest at the rate of 15% per annum and matures on August 28, 2003; however, the loan agreement provides MSR with the option to extend the loan for up to four successive quarters with a final maturity date of August 28, 2004 subject to the payment of a quarterly extension fee of 1.25% of the unpaid portion of the loan. The loan agreement required MSR to create an interest reserve account to hold the amount necessary to fund the payment of interest over the initial one year term of the loan. The interest reserve was funded by a portion of the loan proceeds and a credit for the unused balances of interest reserves maintained for the $8,500,000 and $1,000,000 loans. The loan agreement also required MSR to pay a commitment and loan fee equal to 5% of the loan; which fee was paid by MSR out of a portion of the loan proceeds. On August 28, 2002 in connection with the loan agreement, MSR issued a warrant to All Capital, LLC to purchase 900,000 shares of common stock at the rate of $2.00 per share. The issuance of this warrant did not trigger any of the "anti-dilution" provisions of either the $400,000 Secured Convertible Promissory Note or warrants to purchase 500,000 and 100,000 shares of common stock, respectively, previously granted to All Capital, LLC described above. In the event the exclusive option agreement (Note
16) is approved by the shareholders the warrant to purchase 500,000 shares would not thereafter be exercisable. Also, in connection with the consolidation of four loans described above into one $15,000,000 loan, the "tag along" warrant provisions of the $400,000 Secured Convertible Promissory Note were triggered; a "tag along" warrant to purchase 200,000 shares of common stock at $2.00 was issued to All Capital, LLC and the conversion rights to purchase a similar number of shares at a similar price per share were terminated. Both prior to and after the termination of such conversion rights and the issuance of the "tag along warrant" All Capital, LLC had the right, upon exercise of warrants and/or the conversion rights in the $400,000 note to acquire 1,700,000 shares of common stock at the rate of $2.00 per share. Under the terms of the loan agreement, All Capital retained the right to designate six members of the Board of Directors of MSR (and the right of Vernon, LLC, an affiliate of All Capital, LLC to designate two members was terminated).

VIDEO LOTTERY TERMINAL (VLT) LEGISLATION

In 2001, the New York State Legislature approved VLT legislation to allow for the installation and operation of VLT's at New York State harness race tracks. MSR is currently working with the New York State Lottery Commission on implementation of the activities allowed by the VLT legislation. MSR has been initially authorized to install 1,000 VLT's on its premises.

As a result of this legislation, MSR was named as a defendant in two separate lawsuits challenging the legality of the legislation and the operation of VLT's at harness race tracks. The outcome of these lawsuits is not presently determinable.

LAWSUITS

In July 2002, MSR (along with certain MSR directors, Vernon, LLC, and All Capital, LLC) was named as a defendant in a lawsuit filed by the group of private purchasers referred to in Note 16. The lawsuit alleges bad faith and breach of contract against MSR and seeks not less than $30 million in damages from the Raceway plus interest. The lawsuit also alleges fraud by certain MSR directors and seeks damages from those defendants to be determined at trial plus legal fees. In addition, the lawsuit alleges tortious interference with contract by certain MSR directors, Vernon, LLC, and All Capital, LLC and seeks $30 million in damages from those defendants plus interest. The outcome of this lawsuit is not presently determinable and, as such, no provision for any unfavorable outcome that may arise from this litigation has been included in the financial statements.

While the plaintiff's in the action have moved for permission from the court to discontinue the subject action, they have indicated that they intend to thereafter refile the action in the same court.

On December 3, 2002, MSR was served with a summons and complaint from both its former President (John Signorelli) and a current Board member and member of the Board's Audit Committee (Dominic Giambona) seeking, inter alia, monetary damages in the amount of $10 million and/or the issuance of warrants to acquire up to 175,000 shares with a strike price of $10 per share that would enable the plaintiffs to acquire such additional common stock upon payment of $1.75 million, such shares allegedly to have anti-dilution protection for their combined interests of 39.9% (see Note 13), the issuance of 21,600 additional shares of common stock (see

Note 18), and the issuance of additional warrants with a strike price of $5.00 per share to enable each of them to maintain his present 17.19% interest in the future and other declaratory, equitable, and monetary relief. The issuance of these shares and warrants have not been approved by the shareholders. The Company believes that it has valid defenses to the lawsuit, and intends to seek dismissal of the case.

NOTE 20. FINANCIAL CONDITION AND MANAGEMENT PLANS

The Company sustained net losses of approximately $1,369,000 in 1999, $882,000 in 2000, and $2,262,000 in 2001, resulting in a working capital deficit of approximately $2.4 million and a shareholder equity deficit of approximately $2.2 million as of December 31, 2001. The Company anticipates that it will experience a significant net operating loss during 2002.

On July 6, 2002, six new members of the Board of Directors took office and elected a new chairman of the Board and a new President and CEO. In an effort to reverse these losses and restore profitability, the Company intends to proceed with the following initiatives:

         - Install video lottery terminals in cooperation with the New York State Lottery.

         - Increase the number of special events for calendar year 2003, including special concerts, snow-cross racing, and other special events.

         - Expand opportunities for patrons to bet on the Company's live racing product by increasing simulcast outlets at other tracks and off-track betting locations, enhancing its telephone wagering program, and seeking additional opportunities on the internet and elsewhere.

         - Increase revenues from the simulcasting of races from other tracks by expanding its telephone wagering program.

         - Streamline operations, reduce operating expenses, and increase profitability of related operations, such as food and beverage operations, the on-track hotel, program sales, and video and photo sales.

         - Refinance its existing debt to reduce interest and other finance expenses.

In October 2001, the New York State Legislature authorized the New York State Lottery to install video lottery terminals (VLTs) at designated race-tracks, and pay the tracks a percentage of the VLT revenues as a host fee. In response, the Company is evaluating plans to build a new casino building to house an estimated 1,000 VLTs. In addition, the Company is planning to install 100 VLTs in its grandstand/club house area and 100 VLTs in its hotel, subject to approval by the New York State Lottery. The Company has retained a design-build engineering firm and is preparing preliminary construction plans.

The amount of net revenue that will be realized from the VLT project depends on
(i) a final agreement with the Harness Horse Association of Central New York (which represents the horse owners who race at the Company's facility) that determines the allocation of VLT and other revenues between the Company and the purse account paid for the winning horses, (ii) approval by the New York State Lottery of a license for the Company, the construction of a new casino, and the installation of the requested VLT machines, and (iii) approval of full construction and startup financing. The Company has already negotiated $2.5 million for the VLT construction, but anticipates that additional funding might be required. Although the actual amount of net revenues will ultimately depend on the number of visitors to the new casino and the amount bet by such visitors, a preliminary independent study indicates that the Company could receive over $4.5 million per year in additional income from the VLT project before the payment of interest, taxes, depreciation, or amortization.

There are no assurances that the VLT project will be successfully implemented or that revenue projections will be met. Furthermore, the future success of the Company is dependent on the successful resolution of various lawsuits, contingencies and contingent liabilities discussed in Notes 18 and 19.