Form 10-Q
period 2002-03-31
MID STATE RACEWAY INC
filed 2004-01-30
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


        X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended March 31, 2002

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

                      Commission File No.  0-1607



                             MID-STATE RACEWAY, INC.

--------------------------------------------------------------------------------
      (Exact name of Registrants as specified in their respective charters)


                  New York                                 15-0555258
---------------------------------------------  ---------------------------------
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
              or Organization)

        PO Box 860, Vernon, New York                        13476
---------------------------------------------  ---------------------------------
  (Address of Principal Executive Offices)                (Zip Code)

    Registrant's Telephone Number, Including Area Code:    (315) 829-2201
                                                           --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   ] YES         [ X ] NO

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[   ] YES         [ X ] NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                            Outstanding March 31, 2002
         -----                            --------------------------
common stock, $0.10 par value                   442,766 shares

TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.               FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                  -March 31, 2002 and December 31, 2001...........................................................3

                  Consolidated Statements of Operations
                  -Three months ended March 31, 2002 and March 31, 2001...........................................5

                  Consolidated Statements of Cash Flows
                  -Three months ended March 31, 2002 and March 31, 2001...........................................6

                  Notes to Consolidated Financial Statements......................................................7

Item 2.           Management's Discussion and Analysis of the Financial
                      Condition and Results of Operations.........................................................8

Item 3.           Quantitative and Qualitative Disclosures About Market Risk......................................9

Item 4.           Controls and Procedures.........................................................................9


PART II.              OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................10

Item 2.           Changes in Securities and Use of Proceeds......................................................10

Item 3.           Defaults Upon Senior Securities................................................................10

Item 4.           Submission of Matters to a Vote of Security Holders............................................10

Item 5.           Other Information..............................................................................10

Item 6.           Exhibits and Reports on Form 8-K...............................................................10


Signatures
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                  (UNAUDITED)
                                                                                   MARCH 31,            DECEMBER 31,
                                   ASSETS                                             2002                  2001
                                                                               ------------------    -----------------

CURRENT ASSETS
   Cash and cash equivalents                                                    $        249,149      $        41,287
   Restricted cash                                                                       106,277              192,903
   Other receivables, net of allowance for doubtful
      accounts of $10,000 in 2002 and 2001                                               275,399              242,527
   Prepaid interest and other                                                            616,978              118,937
                                                                               ------------------    -----------------

             Total current assets                                                      1,247,803              595,654

PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment                                                   17,365,860           17,439,753
   Other Properties                                                                      121,671              121,671
                                                                               ------------------    -----------------

                                                                                      17,487,531           17,561,424
   Less accumulated depreciation                                                      12,076,909           11,990,897
                                                                               ------------------    -----------------

                                                                                       5,410,622            5,570,527

OTHER ASSETS                                                                             337,982            -
                                                                               ------------------    -----------------

                                                                                $      6,996,407      $    6,166,181
                                                                               ==================    =================


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                       (UNAUDITED)
                                                                                        MARCH 31,           DECEMBER 31,
                       LIABILITIES AND SHAREHOLDERS' EQUITY                                2002                 2001
                                                                                     -----------------    ------------------

CURRENT LIABILITIES
   Lines of credit                                                                    $       700,000      $        674,678
   Current portion of long term debt                                                        2,838,374                96,110
   Accounts payable and accrued expenses                                                    1,352,046             1,767,782
   Uncashed winning tickets                                                                     1,943                63,736
   Purse funds payable                                                                      -                     -
   Deposits and other current liabilities                                                     137,639               138,391
   Retention for capital improvements                                                          45,399                45,267
   Deferred grant revenue                                                                     112,000               160,000
                                                                                     -----------------    ------------------

             Total current liabilities                                                      5,187,401             2,945,964

LONG-TERM DEBT, NET OF CURRENT PORTION                                                      3,996,831             5,415,089

SHAREHOLDERS' EQUITY
   Common stock, par value $.10 per share;authorized 10,000,000 shares;
    issued and outstanding 442,766 in 2002 and 2001                                            44,277                44,277
   Additional paid-in-capital                                                               2,084,909             2,084,909
   Accumulated deficit                                                                    (4,317,011)           (4,324,058)

             Total shareholders' equity                                                   (2,187,825)           (2,194,872)
                                                                                     -----------------    ------------------

                                                                                      $    6,996,407       $      6,166,181
                                                                                     =================    ==================


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                    Three Months Ended
                                                                         March 31, 2002            March 31, 2001
                                                                         0 Racing Days              0 Racing Days
                                                                      ---------------------     ----------------------
                                                                                        (Unaudited)

Operating Revenues                                                          $    1,619,960             $    1,650,390

Operating Expenses                                                               1,494,838                  1,624,338
                                                                      ---------------------     ----------------------

Income (loss) from operations                                                      125,122                     26,052
                                                                      ---------------------     ----------------------

Other income (loss):
   Special events income (loss), net                                                37,449                     70,206
   Commissions for capital improvements                                        -                          -
   Aid from state and local governments                                        -                          -
   Investment income (expense)                                                         153                -
   Investment (expense) income                                                 -                                  911
   Interest expense                                                              (154,477)                  (123,803)
   Financing costs                                                             -
                                                                      ---------------------
                                                                                                ----------------------
      Total other income (loss)                                                  (116,875)                   (52,686)
                                                                      ---------------------     ----------------------

Income (loss) before provision for federal and state
   income taxes                                                                      8,247                   (26,634)

Provision for federal and state income taxes
   currently payable                                                               (1,200)                    (2,756)
                                                                      ---------------------     ----------------------

Net income (loss)                                                      $             7,047       $           (29,390)
                                                                      =====================     ======================


Income (loss) per common share - basic and diluted                     $              0.02       $             (0.07)
                                                                      =====================     ======================
Cash dividend per share                                                $              -          $              -
                                                                      =====================     ======================


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                          THREE MONTHS ENDED
                                                                                    MARCH 31,           MARCH 31,
                                                                                       2002                2001
                                                                                 -----------------   -----------------
                                                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                            $         7,047     $      (29,390)

     Adjustments to reconcile net income (loss) to net
     cash provided by (used) in operating activities:
        Depreciation                                                                       86,012              80,039
        Realized and unrealized (gain) loss on investments                              -                       3,569
        Imputed interest expense                                                           69,243              61,647
        Loss on sale/disposal of equipment                                              -                           -
     Changes in:
        Restricted cash                                                                    86,626             (5,646)
        Accounts and grants receivable                                                   (32,872)            (64,384)
        Prepaid interest and other                                                      (498,041)            (30,710)
        Other assets                                                                    (337,982)               3,958
        Accounts payable                                                                (415,736)           (203,002)
        Uncashed winning tickets and other current liabilities                           (62,545)               7,832
        Real estate taxes payable                                                       -                      10,918
        Deferred revenue                                                                 (48,000)                   -
        Retention for capital improvements                                                    132                 299
                                                                                 -----------------   -----------------
             Net cash provided by (used) in operating activities                      (1,146,116)           (164,870)
                                                                                 -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities and sales of available-for-sale
        investment securities                                                           -                     293,000
     Proceeds from sale of equipment                                                    -                           -
     Purchase of properties and equipment, net                                             73,893            (55,351)
                                                                                 -----------------   -----------------
             Net cash used in investing activities                                         73,893             237,649
                                                                                 -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt, net of issuance costs                                          4,120,322               4,637
     Principal payments on line of credit and other debt                              (2,816,000)                   -
     Principal payments on capital leases                                                (24,237)            (23,027)
                                                                                 -----------------   -----------------
             Net cash provided by financing activities                                  1,280,085            (18,390)
                                                                                 -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                                      207,862              54,389

Cash and cash equivalents at beginning of period                                           41,287             146,180
                                                                                 -----------------   -----------------

Cash and cash equivalents at end of period                                        $       249,149     $       200,569
                                                                                 =================   =================


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements of Mid-State Raceway, Inc. and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2001 has been derived from the audited balance sheet included in the Company's annual report filed on Form 10-K. In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for interim periods. Results shown for the latest interim period are not necessarily indicative of the results to be obtained for a full fiscal year.

The unaudited financial statements include the accounts of the Company and its subsidiary. These financial statements have not been reviewed by independent accountants as required. Upon completion of a review, an amendment to this Form 10Q will be filed if necessary. All material intercompany transactions and balances have been eliminated in consolidation.

2. COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:


                                                                                  Three Months ended      Three Months ended
                                                                                    March 31, 2002          March 31, 2001
                                                                                    --------------          --------------

Net Income (loss)                                                                             $ 7,047            $ (29,390)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of tax
effect of $9,613 in 2001                                                                        -                    14,420
                                                                                         ------------       ---------------

Comprehensive income (loss)                                                                   $ 7,047            $ (14,970)
                                                                                         ============       ===============

3. LONG-TERM DEBT

At December 31, 2001 the Company was in default on certain long-term debt due to non-payment of interest and/or principal. In March 2002 substantially all of the Company's long-term debt was refinanced through an $8,500,000 mortgage loan agreement with All Capital, LLC (an unaffiliated company). The refinancing included repayment of a $700,000 line of credit agreement which was initiated in 2001. The $8,500,000 loan, along with a $1,000,000 loan made by All Capital in July 2002 and a $400,000 loan made by Vernon LLC (an affiliate of All Capital) in March 2002, were refinanced with All Capital, LLC in August 2002 with a $15,000,000 loan.

4. PURCHASE OPTION AGREEMENT

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

5. WARRANTS

In connection with the refinancing of long-term debt discussed above, All Capital was issued warrants to purchase shares of stock at $2 per share. In March 2002, July 2002 and August 2002, warrants for 500,000, 100,000 and 1,100,000 shares, respectively, were issued. These warrants expire five years from the respective date of issuance.

6. DELINQUENT SECURITIES AND EXCHANGE COMMISSION (SEC) FILINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OPERATING REVENUES

During the quarter ended March 31, 2002, operating revenue decreased by $30,430 or 2% when compared to the quarter ended March 31, 2001. Increases in hotel revenue of $103,291 and food concessions revenue of $14,070 were offset by a decline in simulcast revenues of $146,906. The decrease is attributable to general economic conditions.

OPERATING EXPENSES

Operating expenses decreased by $129,500 or 8% and consisted mainly of decreases in payroll and benefits and utility costs. These decreases are the result of lower head count and better utilization of personnel. Utility costs were lower due to a milder winter.

INTEREST EXPENSE

Increase in interest expense of $30,674 in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 is due to the increase in the amount of long-term debt in the prior twelve months to provide funds for operations.

INCOME TAXES

Income tax expense was not significant in the quarter ended March 31, 2002 or the quarter ended March 31, 2001 due to the loss incurred from operations.

NET INCOME (LOSS)

The net income of $7,047 for the quarter ended March 31, 2002 was $36,437 higher than the net loss of $29,390 in the quarter ended March 31, 2001. This is mainly the result of lower operating expenses as discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 the Company had $249,149 of cash and cash equivalents versus $41,287 at December 31, 2001. Operating loss for the quarter ended March 31, 2001 was funded by additional long-term borrowings discussed previously.

The Company's current portion of long-term debt has increased from $96,110 at December 31, 2001 to $2,838,374 at March 31, 2001. The increase is due to $2,816,000 due to a third party bankruptcy trustee and the Company for the purchase of the hotel in June 2000. This amount was due on February 18, 2002 and was subsequently paid through the $8,500,000 mortgage debt refinancing in March 2002 as discussed in the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk or related strategies during the quarter ended March 31, 2002.

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

PART II. OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS

There were no material changes to any legal proceedings during the quarter ended March 31, 2002.

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

See Note 3 of Notes to Consolidated Financial Statements.

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

                                           MID-STATE RACEWAY, INC.

DATE: JANUARY 10, 2004               BY:   /S/ DAVID E. WILSON
                                         ---------------------------------------
                                               David E. Wilson
                                               Chief Operating Officer


                                     BY:   /S/ ROSE FRAWERT
                                         ---------------------------------------
                                               Rose Frawert
                                               Principal Financial and
                                               Accounting Officer