Form 10-Q
period 2002-06-30
MID STATE RACEWAY INC
filed 2004-01-30
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended June 30, 2002

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

         Class                                         Outstanding June 30, 2002
         -----                                         -------------------------
common stock, $0.10 par value                                442,766 shares

TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
          -June 30, 2002 and December 31, 2001..............................   3

          Consolidated Statements of Operations
          -Three months ended June 30, 2002 and June 30, 2001
          -Six months ended June 30, 2002 and June 30, 2001.................   5

          Consolidated Statements of Cash Flows
          -Six months ended June 30, 2002 and June 30, 2001.................   6

          Notes to Consolidated Financial Statements........................   7

Item 2.   Management's Discussion and Analysis of the Financial
              Condition and Results of Operations...........................   8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........   9

Item 4.   Controls and Procedures...........................................   9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  10

Item 2.   Changes in Securities and Use of Proceeds.........................  10

Item 3.   Defaults Upon Senior Securities...................................  10

Item 4.   Submission of Matters to a Vote of Security Holders...............  10

Item 5.   Other Information.................................................  10

Item 6.   Exhibits and Reports on Form 8-K..................................  10

Signatures
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                       (UNAUDITED)
                                                         JUNE 30,   DECEMBER 31,
                           ASSETS                         2002         2001
                                                       -----------   -----------
CURRENT ASSETS
   Cash and cash equivalents                           $   306,432   $    41,287
   Restricted cash                                         303,953       192,903
   Other receivables, net of allowance for
      doubtful accounts of $10,000 in 2002 and 2001        450,159       242,527
   Prepaid interest and other                            1,182,079       118,937
                                                       -----------   -----------
             Total current assets                        2,242,623       595,654

PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment                     17,598,916    17,439,753
   Other properties                                        121,671       121,671
                                                       -----------   -----------

                                                        17,720,587    17,561,424
   Less accumulated depreciation                        12,162,923    11,990,897
                                                       -----------   -----------

                                                         5,557,664     5,570,527

OTHER ASSETS                                               492,443            --
                                                       -----------   -----------

                                                       $ 8,292,730   $ 6,166,181
                                                       ===========   ===========


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                  (UNAUDITED)
                                                    JUNE 30,       DECEMBER 31,
      LIABILITIES AND SHAREHOLDERS' EQUITY           2002             2001
                                                  -----------      -----------

CURRENT LIABILITIES
   Lines of credit                                $        --      $   674,678
   Current portion of long term debt                  447,344           96,110
   Accounts payable and accrued expenses            1,922,072        1,767,782
   Uncashed winning tickets                             2,403           63,736
   Purse funds payable                                     --               --
   Deposits and other current liabilities             187,547          138,391
   Retention for capital improvements                  63,450           45,267
   Deferred grant revenue                              64,000          160,000
                                                  -----------      -----------

             Total current liabilities              2,686,816        2,945,964

LONG-TERM DEBT, NET OF CURRENT PORTION              8,801,831        5,415,089

SHAREHOLDERS' EQUITY
   Common stock, par value $.10 per share;
    authorized 10,000,000 shares; issued and
    outstanding 442,766 in 2002 and 2001               44,277           44,277
   Additional paid-in-capital                       2,084,909        2,084,909
   Accumulated deficit                             (5,325,103)      (4,324,058)

             Total shareholders' equity            (3,195,917)      (2,194,872)
                                                  -----------      -----------

                                                  $ 8,292,730      $ 6,166,181
                                                  ===========      ===========


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                      Three Months Ended                Six Months Ended
                                                   June 30,         June 30,         June 30,         June 30,
                                                     2002             2001             2002             2001
                                                  27 Racing        27 Racing        27 Racing        27 Racing
                                                     Days             Days             Days             Days
                                                 -----------      -----------      -----------      -----------
                                                        (Unaudited)                        (Unaudited)

Operating Revenues                               $ 2,407,606      $ 2,217,027      $ 4,027,566      $ 3,867,417

Operating Expenses                                 2,946,428        2,738,118        4,441,266        4,362,456
                                                 -----------      -----------      -----------      -----------

Income (loss) from operations                       (538,822)        (521,091)        (413,700)        (495,039)
                                                 -----------      -----------      -----------      -----------

Other income (loss):
   Special events income (loss), net                   5,438               --           42,887           70,206
   Commissions for capital improvements                   --               --               --               --
   Aid from state and local governments                   --              550               --              550
   Gain (loss) on Sale of Other Assets                   190               --              343               --
   Investment (expense) income                            --            1,182               --            2,093
   Interest expense                                 (342,299)        (155,016)        (496,776)        (278,819)
   Financing costs                                  (132,599)              --         (132,599)
                                                 -----------      -----------      -----------      -----------
      Total other income (loss)                     (469,270)        (153,284)        (586,145)        (205,970)
                                                 -----------      -----------      -----------      -----------

Income (loss) before provision for federal
   and state income taxes                         (1,008,092)        (674,375)        (999,845)        (701,009)

Provision for federal and state income taxes
   currently payable                                      --               --           (1,200)          (2,756)
                                                 -----------      -----------      -----------      -----------

Net income (loss)                                $(1,008,092)     $  (674,375)     $(1,001,045)     $  (703,765)
                                                 ===========      ===========      ===========      ===========

Net income (loss) per common share -
  basic and diluted                              $     (2.28)     $     (1.52)     $     (2.26)     $     (1.59)
                                                 ===========      ===========      ===========      ===========
Cash dividend per share                          $        --      $        --      $        --      $        --
                                                 ===========      ===========      ===========      ===========


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           SIX MONTHS ENDED
                                                                        JUNE 30,       JUNE 30,
                                                                         2002            2001
                                                                     -----------      -----------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                        $(1,001,045)     $  (703,765)

     Adjustments to reconcile net income (loss) to net
     cash provided by (used) in operating activities:
        Depreciation                                                     172,026          160,078
        Realized and unrealized (gain) loss on investments                    --            4,777
        Imputed interest expense                                          69,243          123,295
        Loss on sale/disposal of equipment                                    --               --
     Changes in:
        Restricted cash                                                 (111,050)         (74,338)
        Accounts and grants receivable                                  (207,632)        (158,992)
        Prepaid interest and other                                    (1,063,142)         (28,121)
        Other assets                                                    (492,443)           6,597
        Accounts payable                                                 154,290           34,370
        Uncashed winning tickets and other current liabilities           (12,177)          (6,486)
        Deferred revenue                                                 (96,000)         240,000
        Retention for capital improvements                                18,183           18,339
                                                                     -----------      -----------
             Net cash provided by (used) in operating activities      (2,569,747)        (384,246)
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities and sales of available-for-sale
        investment securities                                                 --          476,092
     Purchase of properties and equipment                               (159,163)        (116,500)
                                                                     -----------      -----------
             Net cash used in investing activities                      (159,163)         359,592
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt, net of issuance costs                         8,900,000          508,472
     Principal payments on line of credit and other debt              (5,857,178)              --
     Principal payments on capital leases                                (48,767)         (52,564)
                                                                     -----------      -----------
             Net cash provided by financing activities                 2,994,055          455,908
                                                                     -----------      -----------

Net increase (decrease) in cash and cash equivalents                     265,145          431,254

Cash and cash equivalents at beginning of period                          41,287          146,180
                                                                     -----------      -----------

Cash and cash equivalents at end of period                           $   306,432      $   577,434
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

2.       COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

                                                       Six Months ended
                                                 June 30, 2002    June 30, 2001
                                                 -------------    -------------

Net loss                                          $(1,001,045)     $  (703,765)
Other comprehensive income (loss):
Unrealized gain on securities available for
   sale, net of tax effect of $10,996 in 2001
   for the six months ended                                --           16,494
                                                  -----------      -----------
Comprehensive loss                                $(1,001,045)     $  (687,271)
                                                  ===========      ===========

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

5.   WARRANTS

In connection with the refinancing of long-term debt discussed above All Capital was issued warrants to purchase shares of stock at $2 per share. In March 2002, July 2002 and August 2002 warrants for 500,000, 100,000 and 1,100,000 shares, respectively, were issued. These warrants expire five years from the respective date of issuance.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OPERATING REVENUES

During the quarter ended June 30, 2002 operating revenue increased by $190,579 or 9% when compared to the quarter ended June 30, 2001 and by $160,149 or 4% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This increase in revenue results from increased wagering and increased hotel and concession revenue mainly due to an increase in volume as both periods (2002 and 2001) had 27 racing days. Increased activity in the second quarter offset a decline from the prior year in revenue in the first quarter.

OPERATING EXPENSES

Operating expenses increased by $208,310 or 8% for the quarter ended June 30, 2002 when compared to the quarter ended June 30, 2001. For the six months ended June 30, 2002, expenses increased by $78,810 or 2% when compared to the six months ended June 30, 2001. These increases are mainly due to increases in purses for 2002 offset by lower payroll and benefit costs and utility costs when compared to 2001.

INTEREST EXPENSE

Increase in interest expense including financing costs of $319,882 in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 and $350,556 in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, is due to the increase in the amount of long-term debt and the increase in interest rates due to the refinancing of debt in 2002.

INCOME TAXES

Income tax expense was not significant in the quarter or six months ended June 30, 2002 or 2001 due to the loss incurred from operations.

NET INCOME (LOSS)

The net loss for the quarter ended June 30, 2002 was $333,717 higher than the net loss in the quarter ended June 30, 2001. The loss for the six months ended June 30, 2002 was $297,280 higher than the loss for the six months ended June 30, 2001. Both of these increases are attributable to the increased interest expense and financing costs incurred in 2002 due to an increase in debt to fund operating losses and the increase in interest rates as a result of the refinancing.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 the Company had $306,432 of cash and cash equivalents versus $41,287 at December 31, 2001. Operating losses for the six months ended June 30, 2002 were funded by debt proceeds of $3,100,000 net of financing costs and debt repayments of $5,857,178.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk or related strategies during the quarter ended June 30, 2002.

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

PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

There were no material changes to any legal proceedings during the quarter ended June 30, 2002.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

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

Form 8-K dated April 3, 2002 reported the $8,500,000 refinancing of debt with All Capital, LLC under Item 5.

Form 8-K dated April 3, 2002 reported additional information regarding the ownership of All Capital, LLC under Item 5.

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