Form 10-Q
period 2002-09-30
MID STATE RACEWAY INC
filed 2004-01-30
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

          Commission File No.  0-1607
                               ------


                             MID-STATE RACEWAY, INC.
--------------------------------------------------------------------------------
      (Exact name of Registrants as specified in their respective charters)


            New York                                    15-0555258
-----------------------------------          -----------------------------------
 (State or Other Jurisdiction of              (IRS Employer Identification No.)
  Incorporation or Organization)


        PO Box 860, Vernon, New York                        13476
---------------------------------------------        -----------------------
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

         Class                                   Outstanding September 30, 2002
         -----                                   ------------------------------
common stock, $0.10 par value                               442,766 shares

TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
          -September 30, 2002 and December 31, 2001..........................3

          Consolidated Statements of Operations
          -Three months ended September 30, 2002 and September 30, 2001
          -Nine months ended September 30, 2002 and September 30, 2001.......5

          Consolidated Statements of Cash Flows
          -Nine months ended September 30, 2002 and September 30, 2001.......6

          Notes to Consolidated Financial Statements.........................7

Item 2.   Management's Discussion and Analysis of the Financial
              Condition and Results of

Operations...................................................................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........9

Item 4.   Controls and Procedures............................................9


PART II.      OTHER INFORMATION

Item 1.   Legal Proceedings.................................................10

Item 2.   Changes in Securities and Use of Proceeds.........................10

Item 3.   Defaults Upon Senior Securities...................................10

Item 4.   Submission of Matters to a Vote of Security Holders...............10

Item 5.   Other Information.................................................10

Item 6.   Exhibits and Reports on Form 8-K..................................10

Signatures
Certifications

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                         (UNAUDITED)
                                                        SEPTEMBER 30,     DECEMBER 31,
                     ASSETS                                 2002             2001
                                                        -------------     ------------
CURRENT ASSETS
   Cash and cash equivalents                             $   482,758      $    41,287
   Restricted cash                                           515,847          192,903
   Other receivables, net of allowance for doubtful
      accounts of $10,000 in 2002 and 2001                   230,368          242,527
   Prepaid interest and other                              2,530,565          118,937
                                                         -----------      -----------

      Total current assets                                 3,759,538          595,654

PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment                       17,719,750       17,439,753
   Other Properties                                          121,671          121,671
                                                         -----------      -----------

                                                          17,841,421       17,561,424
   Less accumulated depreciation                          12,248,935       11,990,897
                                                         -----------      -----------

                                                           5,592,486        5,570,527

OTHER ASSETS                                                 789,365               --
                                                         -----------      -----------

                                                         $10,141,389      $ 6,166,181
                                                         ===========      ===========


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                              (UNAUDITED)
                                                                             SEPTEMBER 30,      DECEMBER 31,
             LIABILITIES AND SHAREHOLDERS' EQUITY                                2002              2001
                                                                             -------------      ------------
CURRENT LIABILITIES
   Lines of credit                                                           $         --       $   674,678
   Current portion of long term debt                                               21,245            96,110
   Accounts payable and accrued expenses                                        1,588,662         1,767,782
   Uncashed winning tickets                                                         8,048            63,736
   Purse funds payable                                                                 --                --
   Deposits and other current liabilities                                         238,280           138,391
   Retention for capital improvements                                              68,940            45,267
   Deferred grant revenue                                                          80,000           160,000
                                                                             ------------       -----------

      Total current liabilities                                                 2,005,175         2,945,964

LONG-TERM DEBT, NET OF CURRENT PORTION                                         12,851,831         5,415,089

SHAREHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.10 per share;authorized 10,000,000 shares;
     issued and outstanding 442,766 in 2002 and 2001                               44,277            44,277
   Additional paid-in-capital                                                   2,084,909         2,084,909
   Accumulated deficit                                                         (6,844,803)       (4,324,058)

      Total shareholders' deficit                                              (4,715,617)       (2,194,872)
                                                                             ------------       -----------

                                                                             $ 10,141,389       $ 6,166,181
                                                                             ============       ===========


            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Three Months Ended                 Nine Months Ended

                                                 September 30,     September 30,     September 30,     September 30,
                                                     2002              2001              2002              2001
                                                   39 Racing        40 Racing         66 Racing          67 Racing
                                                     Days              Days              Days               Days
                                                 -------------     -------------     -------------     -------------
                                                           (Unaudited)                        (Unaudited)

Operating revenues                                $ 2,763,367       $ 2,836,607       $ 6,790,933       $ 6,704,024

Operating expenses                                  3,316,615         3,306,522         7,757,881         7,668,978
                                                  -----------       -----------       -----------       -----------

Loss from operations                                 (553,248)         (469,915)         (966,948)         (964,954)
                                                  -----------       -----------       -----------       -----------

Other income (loss):
   Special events income (loss), net                   22,131           175,248            65,018           245,454
   Commissions for capital improvements                18,934                --            18,934                --
   Aid from state and local governments                    --                --                --               550
   Gain (loss) on sale of other assets                  1,435                --             1,778                --
   Investment (expense) income                             --            12,163                --            14,256
   Interest expense                                  (379,726)         (131,173)         (876,502)         (409,992)
   Financing costs                                   (629,226)               --          (761,825)               --
                                                  -----------       -----------       -----------       -----------
      Total other income (loss)                      (966,452)           56,238        (1,552,597)         (149,732)
                                                  -----------       -----------       -----------       -----------

Income (loss) before provision for federal
   and state income taxes                          (1,519,700)         (413,677)       (2,519,545)       (1,114,686)

Provision for federal and state income taxes
   currently payable                                       --                --            (1,200)           (2,756)
                                                  -----------       -----------       -----------       -----------

Net loss                                          $(1,519,700)      $  (413,677)      $(2,520,745)      $(1,117,442)
                                                  ===========       ===========       ===========       ===========

Net loss per common share -
  basic and diluted                               $     (3.43)      $     (0.93)      $     (5.69)      $     (2.52)
                                                  ===========       ===========       ===========       ===========
Cash dividend per share                           $        --       $        --       $        --       $        --
                                                  ===========       ===========       ===========       ===========

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           NINE MONTHS ENDED
                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        2002              2001
                                                                    -------------     -------------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                         $ (2,520,745)      $(1,117,442)

   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation                                                       258,038           240,117
      Realized and unrealized gain on investments                             --            (5,027)
      Imputed interest expense                                            69,243           184,943
   Changes in:
      Restricted cash                                                   (322,944)          (56,982)
      Accounts and grants receivable                                      12,159          (723,207)
      Prepaid interest and other                                      (2,411,628)          (77,793)
      Other assets                                                      (789,365)            6,597
      Accounts payable                                                  (179,120)          702,625
      Uncashed winning tickets and other current liabilities              44,201            11,614
      Deferred revenue                                                   (80,000)          192,000
      Retention for capital improvements                                  23,673            42,897
                                                                    ------------       -----------
         Net cash used in operating activities                        (5,896,488)         (599,658)
                                                                    ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities and sales of available-for-sale
         investment securities                                                --           476,092
      Purchase of properties and equipment                              (279,997)         (144,026)
                                                                    ------------       -----------
         Net cash provided by (used in) investing activities            (279,997)          332,066
                                                                    ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt, net of issuance costs                       22,450,000           503,344
      Principal payments on line of credit and other debt            (15,757,178)               --
      Principal payments on capital leases                               (74,866)          (79,327)
                                                                    ------------       -----------
         Net cash provided by financing activities                     6,617,956           424,017
                                                                    ------------       -----------

Net increase (decrease) in cash and cash equivalents                     441,471           156,425

Cash and cash equivalents at beginning of period                          41,287           146,180
                                                                    ------------       -----------

Cash and cash equivalents at end of period                          $    482,758       $   302,605
                                                                    ============       ===========


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

2.   COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

                                                       Nine Months ended
                                               Sept. 30, 2002     Sept. 30, 2001
                                               --------------     --------------

Net loss                                         $(2,520,745)      $(1,117,442)
Other comprehensive loss:
Unrealized gain on securities available for
   sale, net of tax effect of $5,160 in 2001              --             7,740
                                                 -----------       -----------
Comprehensive loss                               $(2,520,745)      $(1,109,702)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OPERATING REVENUES

Operating revenues for the nine months ended September 30, 2002 increased by $86,909 or 1% and decreased by $73,240 or 3% for the quarter ended September 30, 2002 when compared to the same periods ending September 30, 2001.

The decrease in the revenue for the quarter ended September 30, 2002 is due to one less racing day in 2002 versus 2001 (39 days versus 40 days). The overall increase in revenue for the nine months ended September 30, 2002 versus nine months ended September 30, 2001 is due to increased room and concessions revenue offsetting lower simulcast and wagering revenue.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2002 were comparable to expenses incurred in the quarter ended September 30, 2001 ($3,316,615 versus $3,306,522).

For the nine months ended September 30, 2002, operating expenses were $88,903, or 1% higher than for the same period in 2001 and are comparable ($7,757,881 versus $7,668,978).

INTEREST EXPENSE

Interest expense and financing costs for the quarter ended September 30, 2002 was $1,008,952 versus $131,173 for the same quarter in 2001. The expense for the nine months ended September 30, 2002 was $1,638,327 versus $409,992 for the nine months ended September 30, 2001 and is due to increases in the amount of long-term debt in the last twelve months to fund operations as well as increases in the effective interest rate and financing costs related to the debt.

INCOME TAXES

Income tax expense was not significant in the quarter or nine months ended September 30, 2002 and September 30, 2001 because of operating losses incurred.

NET INCOME (LOSS)

The net loss for the quarter and nine months ended September 30, 2002 was more than the loss incurred for the same periods in 2001, by $1,106,023 and $1,403,303, respectively, mainly due to the increase interest expense and financing costs discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 the Company had $482,758 of cash and cash equivalents versus $41,827 at December 31, 2001. Operating losses for the nine months ended September 30, 2002 were funded by proceeds of additional debt of $6,692,822 which are net of repayments of existing debt of $15,757,178.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk or related strategies during the quarter ended September 30, 2002.

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

PART II.     OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

There were no material changes to any legal proceedings during the quarter ended September 30, 2002.

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

Form 8-K filed on July 2, 2002 disclosed, the approval of the license to operate as a harness track and simulcast facility for the remainder of 2002, the approval of the licensure of six directors, the resignation and appointment of several officers and directors and the commencement of a lawsuit related to the termination of the purchase option agreement discussed in Note 4 of the notes to the financial statements, under Item 5 - Other Events.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MID-STATE RACEWAY, INC.


DATE: JANUARY 10, 2004                  BY: /S/ DAVID E. WILSON
                                           ------------------------------------
                                                David E. Wilson
                                                Chief Operating Officer


                                         BY: /S/ ROSE H. FRAWERT
                                           ------------------------------------
                                                 Rose H. Frawert
                                                 Principal Financial and
                                                 Accounting Officer