Form 10-K
period 2002-12-31
MID STATE RACEWAY INC
filed 2004-01-30
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002

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

         Indicate the number of shares outstanding of each of the Company's
classes of common stock, as of January 10, 2004:               892,766 shares

         Securities registered pursuant to Section 12(b) of the Act: none

         Securities registered pursuant to Section 12(g) of the Act: common stock, $0.10 par value

TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I.

Item 1.         Business................................................................................       3

Item 2.         Properties..............................................................................       3

Item 3.         Legal Proceedings.......................................................................       4

Item 4.         Submission of Matters to a Vote of Security Holders.....................................       5

PART II.

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters...................       5

Item 6.         Selected Consolidated Financial Data....................................................       6

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of
                       Operations.......................................................................       7

Item 7A.        Qualitative and Quantitative Disclosures about Market Risk..............................      13

Item 8.         Financial Statements and Supplementary Data.............................................      13

Item 9.         Changes and Disagreements with Accountants on Accounting and Financial Disclosure.......      13

PART III.

Item 10.        Directors and Executive Officers of the Registrant......................................      14

Item 11.        Executive Compensation..................................................................      16

Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................      16

Item 13.        Certain Relationships and Related Transactions..........................................      17

Item 14.        Controls and Procedures.................................................................      18

PART IV.

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................      19

Signatures
Certifications

Mid-State Raceway, Inc. has not filed its Form 10-Q's and Form 10-K's since its June 30, 2000 quarterly filing. With this 2002 10-K, we are concurrently filing the delinquent reports for all periods through December 2002.

PART I.

ITEM 1. BUSINESS

(a) Mid-State Raceway, Inc., ("MSR" or the "Company"), owns and operates a harness horse race track (the "Track" or "Vernon Downs") known as Vernon Downs, situated in Vernon, New York. MSR is licensed under and subject to the regulations of the Pari-Mutual Revenue Law and supervision of the New York State Racing and Wagering Board to conduct live harness racing at its track and to and from simulcast racing from other tracks. Such licenses are subject to annual renewal.

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

(c) Generally, the Company is not in competition with other harness racing tracks in New York State for patrons. Saratoga race track, a thoroughbred race track, which conducts a day-time racing meet, is located about 110 miles from Vernon, New York, and competes to some extent for the Vernon Downs customers primarily on weekend dates. Saratoga race track is expected to have its VLT operations open in early first quarter 2004. However, their VLT operations are not expected to have a significant impact on VLT revenues of Mid-State Raceway, which is due to open shortly thereafter.

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

The Company employed a total of 392 full-time equivalent employees during the calendar year 2002.

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

(b) In 2001, the New York State Legislature approved VLT legislation to allow for the installation and operation of VLTs at New York State harness race tracks. MSR is currently working with the New York State Lottery Commission on implementation of the activities allowed by the VLT legislation. MSR has been initially authorized to install 1,087 and up to 2,500, based on activity performance, VLTs on its Track premises.

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

(d) On December 3, 2002, MSR was served with a summons and complaint from both its former President (John Signorelli) and a current Board member and then member of the Board's Audit Committee (Dominic Giambona) seeking, inter alia,
(i) monetary damages in the amount of $10 million and/or the issuance of warrants to acquire up to 175,000 shares with a strike price of $10 per share that would enable the plaintiffs to acquire such additional common stock upon payment of $1.75 million; such warrants allegedly to have anti-dilution and percentage maintenance protection for their combined interests of 39.9%; (ii) the issuance of 21,600 additional shares of common stock; the issuance of additional warrants with a strike price of $5 per share to enable each of them to maintain his present 17.19% interest in the future; and (iii) other declaratory, equitable, and monetary relief. Such shares and warrants have not been issued and the issuance of these shares and warrants has not been approved by the shareholders. The Company believes that it has valid defenses to the lawsuit, has asserted counterclaims against the plaintiffs based on various breaches of conduct and duties and intends to seek dismissal of the case.

(e) On November 19, 2003 John Signorelli, a former officer of the Company and two other stockholders (one of whom owns 200 recently acquired shares of Common Stock) commenced an action in U.S. District Court for the Southern District of New York against the Company, certain of its directors and others seeking damages for alleged fraud, violations of fiduciary duties and "looting". The Company believes that it has valid defenses to this action and intends to vigorously defend it. The Company filed a motion to dismiss on December 30, 2003. A hearing of the Company's motion, scheduled for January 22, 2004, was adjourned to February 12, 2004 to be heard before Judge Miriam Cedarbaum in New York City.

(f) MSR is a defendant in several litigation matters involving its operations. Management believes that liabilities resulting from these lawsuits, if any, will be immaterial or covered by insurance policies.

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

Quarter Ended          High Bid     Low Bid
                       --------     --------
March 31, 2001           6.75         6.75
June 30, 2001            2.50         2.50
September 30, 2001       5.00         5.00
December 31, 2001        3.50         3.50
March 31, 2002           9.00         8.00
June 30, 2002            8.00         8.00
September 30, 2002       8.00         8.00
December 31, 2002        8.00         8.00

(b) At November 24, 2003, there were 499 holders of record of the Company's common stock as reported by the Registrar and Transfer Company. As of January 10, 2004, there were 500 holders of record of the Company's common stock.

(c) There were no dividends paid during the years ended December 31, 2002 and 2001.

There are no restrictions on the payment of dividends on the Company's common stock. Future payment of dividends will be within the discretion of the Company's Board of Directors and will depend on earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                    YEAR ENDED       YEAR ENDED       YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                   DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                       2002             2001             2000             1999             1998
                                                   ------------     ------------     ------------     ------------     ------------
OPERATING RESULTS
   Number of racing days                                     84               84               93              114              122

OPERATING REVENUES:
   Net Pari-mutuel commissions and breakage        $  5,301,079     $  5,504,645     $  4,996,851     $  5,439,471     $  5,940,500

   Room rental revenue                                2,110,754        1,882,666        1,410,333                -                -

   Admissions                                            48,599           47,110           69,270           68,843           70,925
   Food, beverage and concessions                       951,809          817,166          848,237          195,038          193,057
   Other revenues                                       269,984          255,846          284,494          250,195          197,434
                                                   ------------     ------------     ------------     ------------     ------------
      Total operating revenues                        8,682,225        8,507,433        7,609,185        5,953,547        6,401,916
                                                   ------------     ------------     ------------     ------------     ------------

OPERATING EXPENSES                                   11,511,312       10,531,514        8,882,553        7,453,820        7,222,285
                                                   ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                 (2,829,087)      (2,024,081)      (1,273,368)      (1,500,273)        (820,369)
                                                   ------------     ------------     ------------     ------------     ------------

Other income (loss)                                  (2,138,937)        (235,354)        (577,592)         135,059          933,811
                                                   ------------     ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              (4,969,224)      (2,262,191)      (1,474,868)      (1,368,967)         113,038
                                                   ------------     ------------     ------------     ------------     ------------

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT
   OF DEFERRED RETIREMENT BENEFIT LIABILITY,
   NET OF DEFERRED INCOME TAXES                               -                -          593,261                -                -
                                                   ------------     ------------     ------------     ------------     ------------

 NET INCOME (LOSS)                                 $ (4,969,224)    $ (2,262,191)    $   (881,607)    $ (1,368,967)    $    113,038
                                                   ============     ============     ============     ============     ============

Per share of common stock - basic and diluted
    Net (loss) income before extraordinary item    $     (11.22)    $      (5.11)    $      (3.33)    $      (4.89)    $       0.45
    Extraordinary item                                        -                -     $       1.34                -                -
    Net (loss) income                              $     (11.22)    $      (5.11)    $      (1.99)    $      (4.89)    $       0.45
 Cash dividends per share                                     -                -                -                -                -

FINANCIAL CONDITION

 Total Assets                                      $  8,627,436     $  6,166,181     $  6,993,375     $  4,386,727     $  3,189,768

 Total Liabilities                                 $ 15,791,532     $  8,361,053     $  6,917,030     $  3,477,595     $  2,750,675

 Total Shareholders' Equity                        $ (7,164,096)    $ (2,194,872)    $     76,345     $    909,132     $    439,093

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO DECEMBER 31, 2001

During the year ended December 31, 2002 operating revenues increased by $174,792 or 2.0% when compared to operating revenues for the year ended December 31, 2001 of $8,507,433.

Although net wagering and simulcast revenue was down to $5,301,079 in 2002 from $5,504,645 in 2001, a decline of $203,566 or 3.7%, this was offset by increases in room revenue of $228,088 or 12.0%, and increased food and beverage concession revenue of $134,643 or 16.5%.

The decline in wagering and simulcast revenue is attributed to general economic conditions. The increase in hotel revenue and food and beverage concession revenue is due to increased utilization of those facilities by patrons.

Operating expenses for the year ended December 31, 2002 were $11,511,312 versus $10,531,514 for the year ended December 31, 2001, an increase of $979,798 or 9.3%.

The major increase in operating expenses was the increase in purses from $1,896,896 in 2001 to $2,620,736 in 2002. This increase of $723,840 is due, in part, to the recording of under funded prior year purses of $553,000 as an expense in 2002 as further explained in Note 16 of the notes to the Consolidated Financial Statements.

Other operating expenses consisted of 1) payroll costs, which were relatively unchanged from the 2002 amount of $2,699,502 versus $2,746,811 in 2001, due to better utilization of personnel and lower head count; 2) utilities, which declined $37,406 from $844,217 in 2001 to $806,811 in 2002 due to a milder winter in 2002; 3) simulcast expenses, which decreased from $1,316,512 in 2001 to $1,212,902 in 2002 due to the decline in simulcast wagering noted above; and
4) increased outside services and rentals of $334,276 from $1,549,770 in 2001 to $1,884,046 in 2002 due to increased legal and consulting fees in connection with the project to install video lottery terminals.

The loss from operations was $2,829,087 in 2002 versus a loss of $2,024,081 in 2001 or an increase in the loss by $805,006 mainly due to the increased operating expenses discussed above.

Total interest expense and financing costs were $2,351,491 in 2002 versus $632,224 in 2001. The increased costs in 2002 are a direct result of numerous refinancings in 2002 which resulted in higher effective interest rates and fees associated with the refinancing as discussed in Note 7 of the Notes to the Consolidated Financial Statements.

Overall the net loss for 2002 was $4,969,224 versus a loss of $2,262,191 or an increase in the loss of $2,707,033. The increase is a result of increased operating expenses and interest and financing charges in 2002 when compared to 2001.

STATISTICAL COMPARISON:

12 MONTHS ENDED DECEMBER 31, 2002 VS 12 MONTHS ENDED DECEMBER 31, 2001

                                  TWELVE MONTHS ENDED
                                      DECEMBER 31,               INCREASE
                                  2002            2001          (DECREASE)
                              ------------    ------------     ------------
GROSS HANDLE:
Live Harness                  $  4,682,919    $  4,331,615     $    351,304
OTB & ITW                        9,312,174       9,349,900          (37,726)
Thoroughbred Simulcast           6,481,972       7,458,801         (976,829)
Harness Simulcast                9,608,447       9,976,806         (368,359)
                              ------------    ------------     ------------
                                30,085,512      31,117,122       (1,031,610)

DAILY AVERAGE:
Live Harness Handle           $     55,749    $     51,567     $      4,182
OTB & ITW Handle                   110,859         111,308             (449)
Attendance (85,362 in 2002
and 72,548 in 2001)                  1,016             864             (152)

LIVE RACING DAYS                        84              84                0

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO DECEMBER 31, 2000

During the year ended December 31, 2001 the Company incurred a loss from operations of $2,024,081 versus a loss of $1,273,368 for the year ended December 31, 2000.

The increased loss from operations was a result of increased operating expenses of $8,882,553 in 2000 versus $10,531,514 in 2001. These expense increases were mainly related to increased payroll and benefits ($647,596), utilities ($101,730), simulcast expenses ($376,052) and food and beverage costs ($159,781). These costs increased in 2001 even though racing days decreased from 93 in 2000 to 84 in 2001 because 2001 includes the expenses of operating the hotel, acquired in June of 2000 as well as increased simulcast expenses due to increasing the number of simulcast events.

Operating revenue did increase from $7,609,185 in 2000 to $8,507,433 in 2001. But the increase was not sufficient to offset the increased expenses that were incurred in 2001 as discussed above. Operating revenue increases included an increase of $507,794 in wagering revenue even with a decrease in racing days previously mentioned because of the $663,656 increase in simulcasting revenue in 2001. The remaining revenue increase in 2001 was a $472,333 increase in room rental revenue due to operating the hotel for all of 2001 compared to seven months in 2000.

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

STATISTICAL COMPARISON:

12 MONTHS ENDED DECEMBER 31, 2001 VS 12 MONTHS ENDED DECEMBER 31, 2000

                                  TWELVE MONTHS ENDED
                                      DECEMBER 31,            INCREASE
                                  2001          2000         (DECREASE)
                              -----------    -----------    -----------
GROSS HANDLE:
Live Harness                  $ 4,331,615    $ 4,650,566    $  (318,951)
OTB & ITW                       9,349,900      8,952,350        397,550
Thoroughbred Simulcast          7,458,801      4,510,304      2,948,497
Harness Simulcast               9,976,806      9,220,939        755,867
                              -----------    -----------    -----------
                               31,117,122     27,334,159      3,782,963

DAILY AVERAGE:
Live Harness Handle           $    51,567    $    50,006    $     1,561
OTB & ITW Handle                  111,308         96,262         15,047
Attendance (72,548 in 2001
and 95,407 in 2000)                   864          1,026           (162)

LIVE RACING DAYS                       84             93             (9)
SUBSEQUENT EVENTS

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

2003 RACING AND SIMULCAST LICENSES

In December 2002, the New York State Racing and Wagering Board (the "Board") denied MSR's application for 2003 racing and simulcast licenses. The Board's determination with respect to MSR's 2003 licenses was stayed by court order. 2003 license negotiations between MSR and the Board continued through the first quarter of 2003. In April 2003, MSR and the Board entered into a stipulation and settlement (the "SS Agreement") which effectively granted MSR conditional racing and simulcast licenses for the 2003 racing season. The SS Agreement requires that MSR and an associate of MSR's then major creditor complete new applications in a timely period and that the associate be subject to a background investigation by the Board. The SS Agreement further provided for a $25,000 fine (of which $15,000 was abated) for conduct committed by prior management in violation of the Board's rules and regulations.

Concurrent with the SS Agreement, MSR and the associate entered into a separate agreement whereby the associate (who otherwise had no obligation to do so) agreed to file such application and cooperate with the Board's investigation. MSR agreed to reimburse the associate for all reasonable costs associated with complying with the Board's investigation. Further, as additional consideration, MSR agreed to pay an incentive fee of $280,000 to the associate over a 28 month period commencing May 2003. Also, in April 2003, in connection with the agreement, MSR granted the associate a warrant to purchase 23,800 shares of MSR common stock at a price of $8.58 per share. The warrant expires on April 8, 2008.

From the proceeds of the increase in the Vestin Loan from $23,000,000 to $26,000,000, the Company paid in full (a) all sums due pursuant to the SS Agreement and (b) the Sunset Management LLC $250,000 loan.

                         LIQUIDITY AND CAPITAL RESOURCES

Due to the loss from operations in 2002, cash of $2,409,020 was used in operations. This deficit was financed through additional borrowings of $2,872,005 net of repayments on capital leases of $124,993.

The Company had a deficit in working capital of $50,144 at December 31, 2002 compared with a deficit in working capital of $2,350,310 at December 31, 2001. The decrease in the deficit was due to the refinancing in 2002 which included $1,821,727 of prepaid interest which is classified as a current asset at December 31, 2002.

As of September 2003, the Company had a working capital deficit of $1,351,757, and $2,700,000 in available financing from existing loan agreements to fund the VLT construction. Losses for the nine month period ended September 30, 2003 approximated $5,500,000 and net cash used in operating activities for the period approximated $6,800,000. Management expects to require approximately $500,000 per month to cover expected net operating losses on average until the estimated April 1, 2004 opening date of the VLT facility. Subsequent to September 30, 2003, the Company secured an additional $3,000,000 through an amendment to the Vestin loan. Additionally, the Company received $900,000 in proceeds from the issuance of stock as a result of exercised warrants. Based on the above, which is prepared by management and unaudited, management expects to have funds sufficient to operate the Company through the anticipated April VLT opening date.

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

A significant portion of the Company's long-term debt, as refinanced throughout 2002 and in 2003, bears interest at a fixed rate of 12%. The fixed interest rate limits the amount of exposure that the Company has to change in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the report of the independent accountants are submitted under item 15 of this report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 15, 2003, Mid-State Raceway, Inc. received notice that Urbach Kahn & Werlin LLP, Certified Public Accountants (UK&W), the firm of independent accountants previously engaged as the principal accountants to audit the Company's financial statements, resigned. The resignation was unilateral and was communicated in a letter to the Company dated December 11, 2003 citing delinquent SEC filings as the reason. The resignation was not requested or prompted by the Company.

UK&W's reports on the Company's financial statements for the past two years contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period up to the date of the resignation, there were no disagreements with UK&W of the character described in paragraph (a)(1)(iv) of Regulation S-K, Item 304, and there were no reportable events of the character described in paragraph
(a)(1)(v) of Regulation S-K, Item 304.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of the Company as of January 10, 2004 are as follows:

                                                         Common Shares
                                                          Beneficially
                                             Became       Owned as of
              Name                   Age    Director    December 1, 2003    Percent
              ----                   ---    --------    ----------------    -------
   * Paul V. Noyes                    72        1998                   -          -
   * Dominic A. Giambona              64        1999              68,833        .71%
  ** Edward A. Kiley                  62        1999                 250        ***
     Deborah Bishop                   53        2002                   -          -
*,** Jerry D. Mottern                 45        2002                   -          -
        Joan Rae Parker               65        2002                   -          -
*,** Victoria Ann Scott               61        2002             450,000      50.41%
   * John Stone                       47        2002                   -          -
     Jack D. Dallas                   64           -                   -          -
     David E. Wilson                  67           -                   -          -
     Rose H. Frawert                  39           -                   -          -
    All officers and directors
     as a group                                                  519,083      58.12%

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

ROSE FRAWERT (age 39) was appointed Treasurer and Chief Financial Officer of the Company of November 14, 2003 replacing James R. Wise who had served in such capacities since October 1997. Ms. Frawert joins Mid-State Raceway after most recently serving as Casino Controller for the Reno Hilton, a Park Place Entertainment business. Prior experience includes serving as assistant Corporate Controller for Phoenix Leisure, Inc., a gaming development and management company, and with Caesars World Inc. where she advanced through the company's financial structure. Ms. Frawert holds a bachelors degree in accounting and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the last three fiscal years by the named Executive Officers.

                                                               Consulting
     Name and Principal Position           Salary     Bonus       Fees
     ---------------------------          --------    -----    ----------
Justice M. Cheney
President and Chief Executive Officer

January 1, 2000 to October 28, 2000       $ 50,769        -             -
May 26, 2001 to December 31, 2001           39,118        -             -
January 1, 2002 to July 13, 2002            31,934        -             -
July, 14, 2002 to December 31, 2002              -        -    $   19,250

John J. Signorelli
President and Chief Executive Officer

January 1, 2000 to December 31, 2000             -        -    $   75,000

November 26, 2000 to December 31, 2000    $  6,000        -
January 1, 2001 to April 21, 2001           37,049        -             -

Andy Goodell
President and Chief Executive Officer

July 1, 2002 to December 28, 2002         $ 50,356        -             -

No other executive officer received an annual salary and bonus in excess of $100,000 during the fiscal years ended December 31, 2000, 2001 and 2002. Dominic
A. Giambona received consulting fees of $60,900 during 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At the close of business on December 1, 2003, the Company had outstanding 892,776 shares of common stock. No person or group is known by the Company to beneficially own more than 5% of the Company's common stock except as set forth in the following table.

                                     Amount of
       Name and Address              Beneficial      Percent
    Of Beneficial Officer            Ownership        Class
-------------------------------    --------------    --------
Richard C. Breeden, Trustee        38,000 shares         4.25%
Bennett Management &
Development Corp.
Two Clinton Square
Syracuse, NY 13202

Richard C. Breeden, Trustee        126,657 shares       14.18%
The Bennett Funding Group, Inc.
And Neil H. Ackerman, Trustee
NW Investors II
555 Fifth Ave.
New York, NY 10017

Dominic A. Giambona                 68,833 shares        7.71%
249 Barbados Drive
Jupiter, FL 33458

John J. Signorelli                  68,833 shares        7.71%
25 Mandia Lane
PO Box 386
Goldens Bridge, NY 10526

Victoria Scott                     450,000 shares       50.40%
7000 Beach Plaza, Suite 702
St. Petersburg Beach, FL 33706

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

(II) In April 2002 the Company entered into an $8,500,000 Loan Agreement with All Capital, LLC, a Company affiliated with Vernon, LLC.

(III)    On July 16, 2002 the Company borrowed $1,000,000 from All Capital LLC.

(IV) On August 28, 2002, the Company entered into a $15,000,000 Loan Agreement with All Capital, LLC replacing the three above loans (I, II, III).

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

         (1)      Reports of Independent Auditors
                  Consolidated Balance Sheets at December 31, 2002 and 2001 Consolidated Statements of Operations for the years ended
                     December 31, 2002, 2001 and 2000
                  Consolidated Statements of Changes in Shareholders' Equity for
                     the years ended December 31, 2002, 2001 and 2000
                  Consolidated Statements of Cash Flows for the years ended
                     December 31, 2002, 2001 and 2000
                  Notes to Consolidated Financial Statements

         All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

(b)      Reports on Form 8-K filed during the last quarter of 2002

None

(c)      Exhibits:

 4.1     Loan Agreements                   4.2     Vestin Amendment
10.1     Horseman's Agreement
10.21    VIP Finance                      10.22    VIP Indemnification
                                          10.23    VIP Guarantee
16.1     Change in Accountants            16.2     Engagement Letter
21.1     Subsidiaries of the Registrant

(d)

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

                                             MID-STATE RACEWAY, INC.
                                             (Registrant)

                                             BY: /S/ HOOLAE PAOA
                                                 -----------------------------
                                                 Hoolae Paoa
                                                 Chief Executive Officer

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

/S/ JOHN STONE
John Stone
Director

/S/ JOAN PARKER
Joan Parker
Director

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Mid-State Raceway, Inc.

We have audited the accompanying consolidated balance sheets of Mid-State Raceway, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As explained further in Notes 19 and 20 to the financial statements, subsequent to December 31, 2002, the Company refinanced substantially all of its debt and was granted a temporary racing and simulcasting license for 2003. In addition, as explained in Note 21 to the financial statements, the Company has applied for licensure to operate a video lottery terminal project and for its 2004 racing and simulcasting license. There can be no assurances, however, that the VLT project will be successfully implemented, that revenue projections of such will be met, and the 2004 racing and simulcasting license will be granted.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Raceway, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ Urbach Kahn & Werlin LLP
                                                   ----------------------------

Albany, New York

March 21, 2003, except for the second paragraph of
Note 19 and Note 20 for which the dates are August 27, 2003 and the eighth paragraph of Note 19 and Note 20 for which the dates are January 9, 2004

                                                     CONSOLIDATED BALANCE SHEETS
                                                      DECEMBER 31, 2002 AND 2001

                                                                      2002             2001
                                                                  ------------     ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $     89,907     $     41,287
  Restricted cash                                                      253,794          192,903
  Other receivables, net of allowance for doubtful accounts of
    $10,000 in 2002 and 2001                                           401,135          242,527
  Prepaid expenses (principally interest in 2002)                    1,821,727          118,937
                                                                  ------------     ------------
      Total current assets                                           2,566,563          595,654
                                                                  ------------     ------------
PROPERTY, BUILDINGS AND EQUIPMENT
  Land, buildings and equipment                                     17,778,070       17,439,753
  Other properties                                                     121,671          121,671
                                                                  ------------     ------------
                                                                    17,899,741       17,561,424
  Less accumulated depreciation                                     12,412,951       11,990,897
                                                                  ------------     ------------
                                                                     5,486,790        5,570,527
                                                                  ------------     ------------
OTHER ASSETS                                                           574,083                -
                                                                  ------------     ------------
                                                                  $  8,627,436     $  6,166,181
                                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Lines of credit                                                 $          -     $    674,678
  Current portion of long term debt                                    113,569           96,110
  Accounts payable and accrued expenses                              1,638,161        1,767,782
  Uncashed winning tickets                                              66,333           63,736
  Purse funds payable                                                  495,000                -
  Deposits and other current liabilities                               196,110          138,391
  Retention for capital improvements                                    27,534           45,267
  Deferred grant revenue                                                80,000          160,000
                                                                  ------------     ------------
      Total current liabilities                                      2,616,707        2,945,964
                                                                  ------------     ------------
LONG-TERM DEBT, net of current portion                              13,174,825        5,415,089
                                                                  ------------     ------------
CONTINGENCIES (Notes 13, 14, 15, 17, 18 and 19)
                                                                  ------------     ------------
SHAREHOLDERS' EQUITY
  Common stock, par value $.10 per share;
    authorized 10,000,000 shares; issued and
    outstanding 442,766 shares in 2002 and 2001                         44,277           44,277
  Additional paid-in capital                                         2,084,909        2,084,909
  Accumulated deficit                                               (9,293,282)      (4,324,058)
                                                                  ------------     ------------
      Total shareholders' deficit                                   (7,164,096)      (2,194,872)
                                                                  ------------     ------------
                                                                  $  8,627,436     $  6,166,181
                                                                  ============     ============

                                 See Notes to Consolidated Financial Statements.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                            FOR THE YEAR       FOR THE YEAR       FOR THE YEAR
                                                                                ENDED             ENDED               ENDED
                                                                             DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                                2002               2001               2000
                                                                           (84 RACING DAYS)   (84 RACING DAYS)   (93 RACING DAYS)
                                                                           ---------------    ---------------    ---------------
Operating revenues:
  Net pari-mutuel commissions and breakage from wagering:
    Vernon Downs Harness                                                   $       921,853    $       837,718    $       896,222
    Off-track betting (OTB) and inter-track wagering (ITW)                       1,370,520          1,433,419          1,530,777
    Simulcasting                                                                 3,008,706          3,233,508          2,569,852
                                                                           ---------------    ---------------    ---------------
                                                                                 5,301,079          5,504,645          4,996,851
  Room rental revenue                                                            2,110,754          1,882,666          1,410,333
  Admissions                                                                        48,599             47,110             69,270
  Food, beverage, and concessions                                                  951,809            817,166            848,237
  Other revenues                                                                   269,984            255,846            284,494
                                                                           ---------------    ---------------    ---------------
      Total operating revenues                                                   8,682,225          8,507,433          7,609,185
                                                                           ---------------    ---------------    ---------------
Operating expenses:
  Purses                                                                         2,620,736          1,896,896          1,796,874
  Payroll                                                                        2,699,502          2,746,811          2,355,818
  Taxes, other than income                                                         631,961            559,410            302,807
  Outside services and rentals                                                   1,884,046          1,549,770          1,339,756
  Utilities                                                                        806,811            844,217            742,487
  Simulcasting expenses                                                          1,212,902          1,316,512            940,460
  Food and beverage costs                                                          484,735            471,765            311,984
  Depreciation                                                                     422,054            445,357            356,774
  Bad debts (recovery)                                                                 740              4,897           (101,637)
  Other expenses                                                                   747,825            695,879            837,230
                                                                           ---------------    ---------------    ---------------
      Total operating expenses                                                  11,511,312         10,531,514          8,882,553
                                                                           ---------------    ---------------    ---------------
Loss from operations                                                            (2,829,087)        (2,024,081)        (1,273,368)
                                                                           ---------------    ---------------    ---------------
Other income (loss):
  Special events income (loss), net                                                 78,455            249,062           (411,008)
  Commissions for capital improvements                                              70,853             46,668            101,960
  Aid from state and local governments                                              80,000             80,550             36,248
  Loss on sale of other assets                                                           -             (2,892)                 -
  Investment (expense) income                                                      (16,754)            23,482             26,243
  Interest expense                                                              (1,374,385)          (632,224)          (331,035)
  Financing costs                                                                 (977,106)                 -                  -
                                                                           ---------------    ---------------    ---------------
      Total other income (loss)                                                 (2,138,937)          (235,354)          (577,592)
                                                                           ---------------    ---------------    ---------------
Loss before (provision) benefit for federal and state
  income taxes and extraordinary item                                           (4,968,024)        (2,259,435)        (1,850,960)
                                                                           ---------------    ---------------    ---------------
(Provision) benefit for federal and state income taxes:
  Currently payable                                                                 (1,200)            (2,756)              (708)
  Deferred benefit                                                                       -                  -            376,800
                                                                           ---------------    ---------------    ---------------
      Total (provision) benefit for federal and state income taxes                  (1,200)            (2,756)           376,092
                                                                           ---------------    ---------------    ---------------
Loss before extraordinary item                                                  (4,969,224)        (2,262,191)        (1,474,868)
                                                                           ---------------    ---------------    ---------------
Extraordinary item - gain on extinguishment of deferred retirement
  benefit liability, net of deferred income taxes of $376,800 (Note 17)                  -                  -            593,261
                                                                           ---------------    ---------------    ---------------
Net loss                                                                   $    (4,969,224)   $    (2,262,191)   $      (881,607)
                                                                           ===============    ===============    ===============
(Loss) income per common share - based on weighted
  average shares outstanding
Loss before extraordinary item                                             $        (11.22)   $         (5.11)   $         (3.33)
Extraordinary item                                                         $             -    $             -    $          1.34
Loss after extraordinary item                                              $        (11.22)   $         (5.11)   $         (1.99)
                                                                           ===============    ===============    ===============

                                 See Notes to Consolidated Financial Statements.

            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                                                      Accumulated
                                                         Common Stock     Additional                    Other
                                                     -------------------   Paid-in     Accumulated   Comprehensive
                                                      Shares    Amount     Capital       Deficit        Income         Total
                                                     --------  ---------  -----------  ------------  -------------  -----------
Balances at January 1, 2000                           438,386  $  43,839  $ 2,041,547  $ (1,180,260) $       4,006  $   909,132
                                                                                                                    -----------

Comprehensive loss

   Net loss for the year                                                                   (881,607)             -     (881,607)

   Unrealized gain on securities available for sale                                               -          5,020        5,020
                                                                                       ------------  -------------  -----------
      Total comprehensive loss                                                             (881,607)         5,020     (876,587)

Issuance of common stock for settlement of lawsuit      4,380        438       43,362             -              -       43,800
                                                     --------  ---------  -----------  ------------  -------------  -----------
Balances at December 31, 2000                         442,766     44,277    2,084,909    (2,061,867)         9,026       76,345
                                                                                                                    -----------

Comprehensive loss

   Net loss for the year                                                                 (2,262,191)             -   (2,262,191)

   Unrealized loss on securities available for sale                                               -         (9,026)      (9,026)
                                                                                       ------------  -------------  -----------

      Total comprehensive loss                                                           (2,262,191)        (9,026)  (2,271,217)
                                                     --------  ---------  -----------  ------------  -------------  -----------

Balances at December 31, 2001                         442,766     44,277    2,084,909    (4,324,058)             -   (2,194,872)

Comprehensive loss

   Net loss for the year                                                                 (4,969,224)             -   (4,969,224)
                                                                                       ------------  -------------  -----------

      Total comprehensive loss                                                           (4,969,224)             -   (4,969,224)
                                                     --------  ---------  -----------  ------------  -------------  -----------

Balances at December 31, 2002                         442,766  $  44,277  $ 2,084,909  $ (9,293,282) $           -  $(7,164,096)
                                                     ========  =========  ===========  ============  =============  ===========

                                 See Notes to Consolidated Financial Statements.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                       For the Year      For the Year        For the Year
                                                                           Ended            Ended               Ended
                                                                       December 31,       December 31,       December 31,
                                                                            2002              2001               2000
                                                                    (84 Racing Days)   (84 Racing Days)   (93 Racing Days)
                                                                    ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $     (4,969,224)  $     (2,262,191)  $       (881,607)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Gain on extinguishment of deferred benefit liability                         -                  -           (593,261)
      Deferred tax benefit                                                         -                  -           (376,800)
      Depreciation                                                           422,054            445,357            356,774
      Amortization of prepaid financing costs                              2,091,243                  -                  -
      Change in allowance for doubtful accounts                                    -                  -           (102,000)
      Realized (gain) loss on investments                                          -            (28,227)            17,917
      Imputed interest expense                                                     -            263,105            128,947
      Loss on sale/disposal of equipment                                           -              2,892                  -
      Changes in:
        Restricted cash                                                      (60,891)           (65,335)            30,341
        Accounts and grants receivable                                      (158,608)            68,845            364,243
        Prepaid interest and other                                           (61,556)            45,492             (3,165)
        Other assets                                                               -              8,904             20,361
        Accounts payable                                                    (129,621)            32,355            224,336
        Uncashed winning tickets and other current
         liabilities                                                          60,316            119,206             19,529
        Purse funds payable                                                  495,000                  -                  -
        Deferred revenue                                                     (80,000)           160,000                  -
        Retention for capital improvements                                   (17,733)             5,375            (44,380)
                                                                    ----------------   ----------------   ----------------
          Net cash used in operating activities                           (2,409,020)        (1,204,222)          (838,765)
                                                                    ----------------   ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and sales of available-for-sale
    investment securities                                                          -            520,676            168,160
  Purchase of available-for-sale investment securities                             -                  -           (487,427)
  Proceeds from sale of equipment                                                  -             12,700                  -
  Purchase of properties and equipment                                      (289,372)          (182,603)          (658,394)
                                                                    ----------------   ----------------   ----------------
          Net cash provided by (used in) investing activities               (289,372)           350,773           (977,661)
                                                                    ----------------   ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt, net of issuance costs                                2,872,005          1,141,000            897,333
  Principal payments on line of credit and other debt                              -           (313,655)                 -
  Principal payments on capital leases                                      (124,993)           (78,789)           (48,256)
                                                                    ----------------   ----------------   ----------------
          Net cash provided by financing activities                        2,747,012            748,556            849,077
                                                                    ----------------   ----------------   ----------------
Net increase (decrease) in cash and cash equivalents                          48,620           (104,893)          (967,349)
Cash and cash equivalents at beginning of year                                41,287            146,180          1,113,529
                                                                    ----------------   ----------------   ----------------
Cash and cash equivalents at end of year                            $         89,907   $         41,287   $        146,180
                                                                    ================   ================   ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for:
       Interest                                                     $        290,148   $        351,228   $        176,656
       Income taxes                                                 $          1,200   $          2,756   $            696
                                                                    ================   ================   ================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
 Acquisition of hotel building and equipment:
   Debt incurred                                                    $              -   $              -   $      2,421,155
   Accounts payable and other liabilities assumed                   $              -   $              -   $        345,856
 Principal payments on debt through proceeds from
   refinancing the existing debt                                    $     15,816,178   $              -   $              -
 Payments on prepaid financing costs through proceeds from
   refinancing the existing debt                                    $      4,306,560   $              -   $              -
 Capital leases                                                     $         48,915   $         16,261   $        508,776
 Accounts payable incurred for property and equipment               $              -   $         99,165   $              -
                                                                    ================   ================   ================

                                 See Notes to Consolidated Financial Statements.

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NATURE OF OPERATIONS:

         Mid-State Raceway, Inc. ("MSR") operates a harness racing track in Vernon, New York, known as Vernon Downs. MSR is licensed by the New York State Racing and Wagering Board to conduct live harness racing at its track and to simulcast racing from other tracks. Such licenses are subject to annual renewal. MSR was granted a conditional license for 2003 in May 2003 (see Note 20).

         Mid-State Development Corporation ("MSD") is a wholly owned subsidiary of MSR. MSD operates concessions at the harness racing track owned by MSR, and, beginning in June of 2000, operates a hotel adjacent to the track owned by MSR (see Note 13).

         MSR and MSD sustained significant operating losses for each of the three years in the period ended December 31, 2002, resulting in a shareholder deficit of approximately $7.2 million as of December 31, 2002. Management's plans with respect to this deficit financial position are described in Note 21.

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

         The estimated useful life to the various classes of assets on which current provisions were based are as follows:

Land improvements                                   5 to 20 years
Buildings and improvements                         10 to 40 years
Other structures                               15 to 31 1/2 years
Equipment                                           3 to 20 years

         LOSS (GAIN) PER COMMON SHARE:

         Loss per share of common stock has been calculated based on the weighted average shares outstanding during each year. The weighted average number of common shares outstanding was 442,766, 442,766, and 442,382 for the years December 31, 2002, 2001 and 2000, respectively. Outstanding authorized stock warrants (see Note 12) totaled

         1,897,700 and 197,700 at December 31, 2002 and 2001, respectively. All such warrants were excluded from all loss per share calculations because their effect was anti-dilutive.

         ADVERTISING:

         MSR follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $136,106, $77,160, and $80,710, for the years ended December 31, 2002, 2001 and 2000, respectively.

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

         PURSE EXPENSE RECOGNITION:

         Similar to its policy of recognizing revenue for commissions from wagering, through 2001, MSR recognized purse expenses associated with live racing when the related racing event was conducted. As explained in Note 16, purse expense for 2002 includes amounts attributable to underfunded purse carryovers from prior years, based on a contractual arrangement.

         ASSET IMPAIRMENT ASSESSMENTS:

         The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. No impairment has been recognized through December 31, 2002.

         OTHER ASSETS:

         Other assets consist principally of finance fees paid in connection with the August 2002 financing arrangement. Commitment loan fees and closing costs on this financing (approximately $848,000) are amortized on the straight-line method over one year, the original term of the loan.

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

         RECLASSIFICATIONS:

         Certain balances in the 2000 and 2001 financial statements have been reclassified for comparative purposes.

NOTE 2. RESTRICTED CASH

         Cash is restricted for the following purposes at December 31:

                                 2002       2001
                              ---------   ---------
Purses                        $  60,266   $  12,217
Capital improvements             30,958      45,267
Uncashed winning tickets         66,333      63,736
Account wagering                 96,237      71,683
                              ---------   ---------
                              $ 253,794   $ 192,903
                              =========   =========

NOTE 3. OTHER RECEIVABLES

         Other receivables consist of the following at December 31:

                                          2002        2001
                                        ---------   ---------
Shift adjustments                       $ 108,920   $   3,545
Commissions                                78,084      75,983
Hotel related                             113,655     122,225
Other                                     110,476      50,774
     Total                                411,135     252,527
Less allowance for doubtful accounts       10,000      10,000
                                        ---------   ---------
     Other receivables, net             $ 401,135   $ 242,527
                                        =========   =========

NOTE 4. PROPERTY, BUILDINGS AND EQUIPMENT

         Property, buildings and equipment consist of the following at December 31:

                                           2002          2001
                                        -----------   ------------
Land, buildings and equipment:
   Land                                 $    77,802   $     77,802
   Land improvements                      1,932,192      1,817,481
   Buildings and improvements            10,689,479     10,632,810
   Equipment                              4,940,783      4,797,494
   Construction in progress                 137,814        114,166
                                        -----------   ------------
                                         17,778,070     17,439,753
Other properties:
   Land                                     121,671        121,671
                                        -----------   ------------
                                         17,899,741     17,561,424
Less accumulated depreciation            12,412,951     11,990,897
                                        -----------   ------------
                                        $ 5,486,790   $  5,570,527
                                        ===========   ============

NOTE 5. REAL ESTATE TAXES PAYABLE

In May 1998, Oneida County and MSR entered into an agreement whereby MSR would make 36 monthly installments of $6,000, commencing May 29, 1998, to satisfy its liability to Oneida County for nonpayment of 1997 property taxes totaling $216,000. As MSR did not make all of the required payments on a timely basis, Oneida County recorded a deed in 2001 transferring MSR's title to parcels to the Oneida County Board of Legislators. MSR satisfied all amounts due pursuant to the 1997 property taxes in 2002.

At December 31, 2002, MSR owes approximately $545,000 relating to delinquent property and school taxes for 2002 and prior periods. In January 2003, the Company paid approximately $236,000 to Oneida County to satisfy 2003 property taxes and relevied 2002 school taxes. Additionally, as part of a delinquent tax payment agreement with Oneida County, the Company is required to pay the County $10,000 per month for ten months (March 2003 - December 2003) and $16,974 per month for 24 months (January 2004 - December 2005) to satisfy the delinquent tax liability.

Unpaid real estate taxes at December 31, 2002 and 2001 are included in accounts payable and accrued expenses.

NOTE 6. LINES OF CREDIT

Lines of credit at December 31 are as follows:

                                                                                    2002     2001
                                                                                    ----   --------
$351,000 revolving line of credit with an investment company, with interest at
3.15% over the 30-day commercial paper rate (4.9% at December 31, 2001). The outstanding balance was repaid in January 2002. The agreement was terminated
in 2001.                                                                            $  -   $ 33,678

$700,000 line of credit agreement with prospective purchasers of MSR (see Note
15), with interest at 10%, scheduled to mature on March 15, 2002. Borrowings under this line were repaid in full by MSR in April 2002 in connection with the
2002 financing and loan agreements (see Note 7). The agreement was effectively
cancelled upon the repayment.                                                          -    641,000
                                                                                    ----   --------
                                                                                    $  -   $674,678
                                                                                    ====   ========

NOTE 7. LONG-TERM DEBT

Long-term debt is comprised as follows at December 31:

                                                                            2002          2001
                                                                        ------------   ----------
(A)              Note payable, All Capital, LLC                         $ 12,966,500   $        -
(B) through (F)  Notes payable and other obligations repaid in 2002                -    5,113,257
(G)              Capital lease obligations                                   321,894      397,942
                                                                        ------------   ----------
                                                                          13,288,394    5,511,199
                 Current portion                                             113,569       96,110
                                                                        ------------   ----------
                 Long-term debt, net                                    $ 13,174,825   $5,415,089
                                                                        ============   ==========

A description of significant long-term obligations at December 31, 2002 and 2001 is as follows:

Note Payable, All Capital, LLC

            (A)      In March 2002, MSR entered into a financing agreement with
                  Vernon, LLC (an unaffiliated company). Under the terms of the financing agreement, MSR sold a $400,000 secured convertible promissory note to Vernon, LLC that was scheduled to mature in December 2003 with interest originally at 10% (amended to 15% in April 2002). The financing agreement required MSR to create an interest reserve account to hold the first year of interest on the note. The agreement also required MSR to pay a commitment and loan fee equal to 5% of the total note. Both the fee and the first year interest reserve were funded by MSR utilizing a portion of the note proceeds. The note was initially convertible, at the option of Vernon, LLC, at any time after August 1, 2002, into 40,000 shares of MSR common stock at the rate of $10 per share and subject to certain anti-dilution provisions outlined in the financing agreement. The note was secured by a mortgage and security interest on MSR property and was subordinate to the mortgages described in
                  (B) through (E). Additionally, the financing agreement included a provision for tag along warrants. This provision required MSR to distribute to note holders, who elected not to convert the principal amount of the note into common stock, warrants to purchase shares of common stock for a period of three years. The financing agreement also granted Vernon, LLC the right of first refusal with respect to any subsequent debt and/or equity financings undertaken by MSR prior to December 31, 2003 and allowed Vernon, LLC to appoint up to two Directors on MSR's Board. The financing agreement also provided that if the exclusive option agreement (Note 15) was approved by the shareholders that the note would be immediately repaid and the number of shares issuable upon conversion of the note (or the tag along warrants) would be reduced to 10,000 shares.

         In late March and early April of 2002, MSR and MSD entered into a $8,500,000 loan agreement with All Capital, LLC, a company affiliated with Vernon, LLC. The loan agreement was funded in two installments and was secured by a first mortgage on MSR and MSD land, buildings and improvements. The initial funding provided $3,695,000 in funds to MSR to satisfy the $2,816,000 obligation to the bankruptcy trustee described in (F). The second funding provided $4,805,000 in funds to MSR to repay the first mortgage obligation described in (B) and the second mortgage obligations described in (C), (D), and (E). The loan agreement was scheduled to mature in March 2003 with interest payable at 15%. The loan agreement provided MSR with the option to extend the loan for up to four successive quarters with a final maturity of March 31, 2004.

         The loan agreement required MSR to create an interest reserve account to hold the first year of interest on the loan. The interest reserve was completely funded by a portion of the loan proceeds. The loan agreement also required MSR to pay a commitment and loan fee equal to 5% of the total loan. The commitment and loan fee was paid by MSR using a portion of the loan proceeds. On April 1, 2002, in connection with the loan agreement, MSR issued a warrant to purchase 500,000 shares of common stock at a rate of $2 per share to All Capital, LLC, exercisable subsequent to August 1, 2002. In accordance with the anti-dilution and other provisions of the $400,000 secured convertible promissory note referred to above, the number of shares which were issuable to Vernon, LLC upon conversion of the $400,000 note was increased to 200,000 and the exercise price upon conversion was reduced to $2 per share.

         In the event that an exclusive option agreement (Note 15) was approved by the shareholders (a) the $8,500,000 would be immediately repayable (b) the warrant issued to All Capital, LLC would not thereafter be exercisable, and (c) the number of shares issuable upon conversion of the $400,000 secured convertible note described above (or the tag along warrants) would be reduced to 50,000 shares.

            (A) CONTINUED All Capital, LLC was also granted the right in the loan agreement to designate four members to the Board of Directors of MSR. Consistent with a ruling of the New York State Racing and Wagering Board, MSR, Vernon, LLC and All Capital, LLC (and the latter's principal) executed an undertaking not to place nominees on the Board of Directors or participate in the management of MSR until the nominees and the principal of All Capital, LLC were licensed. On July 2, 2002, the nominees and principal were licensed and were subsequently seated as participating members of the Board of Directors of MSR.

         On July 16, 2002, MSR and MSD entered into a $1,000,000 Interim Loan
                  Agreement with All Capital, LLC. The loan agreement was funded in one installment and was secured by a mortgage on MSR and MSD land, buildings and improvements. Proceeds of this loan were applied to the extent of $350,000 to the establishment of a purse escrow account required by the New York State Racing and Wagering Board as a condition to the maintenance of the live racing and simulcast licenses; and as to the remainder, to the short-term obligations and working capital requirements of the Company. The loan bore interest at the rate of 15% per annum and was scheduled to mature on July 15, 2003. The loan agreement required MSR to create an interest reserve account to hold the amount necessary to fund the payment of interest over the term of the loan. The interest reserve was completely funded by a portion of the loan proceeds. The loan agreement also required MSR to pay a commitment and loan fee equal to 5% of the loan; which fee was paid by MSR out of a portion of the loan proceeds. On July 16, 2002 in connection with the loan agreement, MSR issued a warrant to All Capital, LLC to purchase 100,000 shares of common stock at the rate of $2.00 per share exercisable subsequent to August 1, 2002. The issuance of this warrant did not trigger any of the "anti-dilution" provisions of either the $400,000 Secured Convertible Promissory Note or the warrant to purchase 500,000 shares of common stock previously granted to All Capital, LLC in connection with the $8,500,000 loan. In the event the exclusive option agreement (Note 15) was approved by the shareholders the warrant to purchase 100,000 shares would not thereafter be exercisable.

         On August 28, 2002, MSR and MSD entered into a $15,000,000 Loan
                  Agreement with All Capital, LLC. The loan agreement was funded in multiple installments and is secured by a first mortgage on MSR and MSD land, buildings and improvements. The $12,500,000 proceeds of the first installment of this loan were applied to the extent of (a) $9,900,000 to refinance and consolidate the $400,000, $8,500,000 and $1,000,000 loans described above, and
                  (b) $2,600,000 for working capital and payment of the costs associated with the loan. The remaining proceeds of the loan in the amount of $2,500,000 were to be disbursed in connection with and for the construction of facilities to be utilized for the installation and operation of video lottery terminals. The loan bore interest at the rate of 15% per annum and was scheduled to mature on August 28, 2003. The loan agreement required MSR to create an interest reserve account to hold the amount necessary to fund the payment of interest over the initial one year term of the loan. The interest reserve was funded by a portion of the loan proceeds and a credit for the unused balances of interest reserves maintained for the $8,500,000 and $1,000,000 loans. The loan agreement also required MSR to pay a commitment and loan fee equal to 5% of the loan; which fee was paid by MSR out of a portion of the loan proceeds. On August 28, 2002 in connection with the loan agreement, MSR issued a warrant to All Capital, LLC to purchase 900,000 shares of common stock at the rate of $2.00 per share. The issuance of this warrant did not trigger any of the "anti-dilution" provisions of either the $400,000 Secured Convertible Promissory Note or warrants to purchase 500,000 and 100,000 shares of common stock, respectively, previously granted to All Capital, LLC described above. In the event the exclusive option agreement (Note 15) was approved by the shareholders the warrant to purchase 900,000 shares would not thereafter be exercisable. Also, in connection with the consolidation of four loans described above into one $15,000,000 loan, the "tag along" warrant provisions of the $400,000 Secured Convertible Promissory Note were triggered; a "tag along" warrant to purchase 200,000 shares of common stock at $2.00 was issued to All Capital, LLC and the conversion rights to purchase a similar number of shares at a similar price per share were terminated. Both prior to and after the termination of such conversion rights and the issuance of the "tag along warrant" All Capital, LLC had the right, upon exercise of warrants and/or the conversion rights in the $400,000 note to acquire 1,700,000 shares of common stock at the rate of $2.00 per share. Under the terms of the loan agreement, All Capital, LLC retained the right to designate six members of the Board of Directors of MSR (and the right of Vernon, LLC, an affiliate of All Capital, LLC to designate two members was terminated). The loan was in default at December 31, 2002 since the Company did not have a 2003 racing license at December 31, 2002. The initial application for a 2003 racing license was denied on December 23, 2002. A conditional 2003 racing license was subsequently granted to the Company in April 2003.

         Substantially all long-term debt at December 31, 2001 was classified as long-term due to the August 2002 refinancing noted above.

         As discussed in Note 19, in January and June 2003, the Company refinanced substantially all of its debt (excluding capital lease obligations). As a result of the refinancings, all debt at December 31, 2002 is classified as long-term, excluding the current portion of capital lease obligations.

Notes Payable and Other Obligations Repaid in 2002

            (B)      In May 1998, MSR obtained a $1,000,000 loan from a private lender, who was also a board member. The loan was collateralized by a first mortgage on MSR's racing plant, buildings and improvements. In March 2000, MSR obtained an additional loan from this private lender to finance the purchase of equipment and food service inventory, valued at $66,450. This additional loan was added to the $1,000,000 first mortgage. Additionally, $83,500 of the loan described in
                  (C) below came from this lender and was added to the first mortgage agreement in 2000. The loans bore interest at 12% and required monthly interest-only payments. No principal payments were required until the final due date. This loan was originally due May 15, 2001. In March 2001, the due date was extended to May 15, 2002 in exchange for granting the private lender a warrant to purchase 10,000 shares of MSR common stock at $10 per share with an expiration date in March 2005. During 2001, MSR obtained an additional $500,000 loan from this private lender. This amount was also added to the first mortgage.

            (C)      In August 1999, MSR obtained $250,000 in loans from three
                  board members, one of whom was an officer. $83,500 of this $250,000 loan came from the lender referred to in (B) above. The loans bore interest at 12%, and were originally secured by a second mortgage on MSR's racing plant, buildings, and improvements. In 2000, $83,500 of the original $250,000 was added to the first mortgage described in (B) above. The remaining $166,500 remained secured by a junior mortgage and was due in May 2001.

            (D)      In September 2000, MSR obtained a $300,000 loan from
                  another private lender, who was also a board member. The loan was secured by a junior mortgage on MSR's racing plant, buildings and improvements. The loan bore interest at 13% and repayment was due in September 2001. No principal payments were required until the final due date. In consideration for making this loan to MSR, the lender was granted a warrant to purchase 2,500 shares of MSR common stock at $10 per share with an expiration date in August 2004. Additionally, in March 2001, in consideration for certain amendments made to this loan, MSR granted this lender a warrant to purchase 2,700 shares of MSR common stock at $10 per share with an expiration date in March 2005.

            (E)      In December 2000, MSR obtained a $250,000 loan from private lenders, with interest originally at 6%, to be paid in the form of MSR common stock. The note was secured by certain MSR and subsidiary assets, including machinery, equipment, and receivables. The note was originally scheduled to mature in February 2001. In May 2001, the note was amended due to the fact that MSR was in default under note terms. The amendment extended the due date until August 15, 2001 and required the payment of all accrued but unpaid interest on the note. In September 2001, in connection with an irrevocable purchase option agreement whereby MSR granted the lenders of this note an option to purchase MSR (see Note 15), the note maturity was extended to March 15, 2002, the expiration date of the purchase option agreement. Additionally, the interest rate was increased to 10% and the note was added to the junior mortgages previously mentioned in (C) and (D), above.

            (F)      Liability approximating $2,750,000 at December 31, 2001
                  representing the present value of an obligation payable to a third-party bankruptcy trustee in relation to a settlement agreement between the trustee and MSR for the purchase of a hotel located on MSR's land adjacent to its harness racing track (see Note 13). The initial April 2000 settlement agreement was amended in July 2001 and was formally approved by the bankruptcy court in August 2001. The approved agreement called for MSR to pay $2,816,000 to the bankruptcy trustee by February 18, 2002 for the purchase of the hotel. For financial reporting purposes, the $2,816,000 was discounted using an incremental borrowing rate of 10% and the present value discount is being treated as imputed interest.

         The debt obligations described in (B), (C), (D), (E), and (F) above, including all accrued interest thereon, were repaid in full in March and April 2002, in connection with the 2002 financing and loan agreements, as described in (A).

            (G)      Various capital leases for equipment with monthly payments ranging from $95 to $2,168 including imputed interest from 6.9% to 24.5%. These leases mature at various dates through 2006.

         At December 31, 2002, the cost of equipment acquired through capital lease obligations totaled $583,197 and is included in land, building, and equipment on the balance sheet. Accumulated depreciation related to these assets totaled $242,233 at December 31, 2002.

         The following is a schedule by years of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of December 31, 2002:

      YEAR ENDING DECEMBER 31                          AMOUNT
      -----------------------                         ---------
2003                                                  $ 137,759
2004                                                    133,202
2005                                                     68,053
2006                                                     16,026
2007                                                     11,042
                                                      ---------
        Total minimum lease payments                    366,082
Less amount representing interest                        44,188
                                                      ---------
        Present value of net minimum lease payments     321,894
        Current maturities                              113,569
                                                      ---------
Capital lease obligation, net of current maturities   $ 208,325
                                                      =========

NOTE 8. SUMMARIZED QUARTERLY DATA (UNAUDITED)

         Following is a summary of the quarterly results of operations for years ended December 31, 2001 and 2002:

                                                 FISCAL QUARTER
                            ----------------------------------------------------
                              FIRST        SECOND         THIRD        FOURTH
                              -----        ------         -----        ------
2001
  Net revenues              $1,650,390   $ 2,217,027   $ 2,836,607   $ 1,795,341
  Income from operations        26,052      (521,091)     (469,915)   (1,059,127)
  Net income                   (29,390)     (674,375)     (413,677)   (1,144,749)
  Net income per share      $    (0.07)  $     (1.52)  $     (0.93)  $     (2.59)
2002
  Net revenues              $1,619,960   $ 2,407,606   $ 2,763,367   $ 1,891,292
  Income from operations       125,122      (538,822)     (553,248)   (1,862,139)
  Net income                     7,047    (1,008,092)   (1,519,700)   (2,448,479)
  Net income per share      $     0.02   $     (2.28)  $     (3.43)  $     (5.53)

NOTE 9.  DEFERRED GRANT REVENUE

         During 2001, MSR received $240,000 from Oneida County to mitigate costs associated with live racing. The agreement required MSR to continue live racing for a period of at least three years, beginning in 2001. If at any time during the three year period MSR discontinues live racing, or breaches any other portion of the agreement, a pro-rata share of the funds will be payable to Oneida County. Approximately $80,000 was earned pursuant to this grant during each of the years ending December 31, 2002 and 2001.

NOTE 10. INCOME TAXES

         Net deferred tax assets are provided for the temporary differences bet ween the tax bases of assets and liabilities and their financial reporting amounts. The temporary differences that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effect are as follows. The net deferred tax asset at December 31, 2002 and 2001 has been offset by an equivalent valuation allowance because of uncertainty concerning MSR's ability to utilize net operating loss carryforwards in future years.

                                                         DECEMBER 31
                                             2002                          2001
                                   -------------------------    -------------------------
                                    TEMPORARY                    TEMPORARY
                                   DIFFERENCE     TAX EFFECT    DIFFERENCE     TAX EFFECT
                                   -----------   -----------    -----------   -----------
Net operating loss carryforwards   $12,178,000   $ 4,141,000    $ 7,217,000   $ 2,454,000
Other                                    8,000         3,000         10,000         4,000
                                   -----------   -----------    -----------   -----------
                                    12,186,000     4,144,000      7,227,000     2,458,000
Less valuation allowance                     -    (4,144,000)             -    (2,458,000)
                                   -----------   -----------    -----------   -----------
                                   $12,186,000   $         -    $ 7,227,000   $         -
                                   ===========   ===========    ===========   ===========

         The net operating loss carryforwards will expire at various dates from December 31, 2009 through December 31, 2022. Utilization of the net operating loss carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

         A reconciliation of the provision (benefit) for income taxes to the statutory amount is as follows:

                                                                       FOR THE YEAR ENDED DECEMBER 31
                                                          2002                         2001                   2000
                                              -------------------------      --------------------     -----------------
                                                 AMOUNT            %           AMOUNT         %        AMOUNT       %
                                              -------------------------      --------------------     -----------------
Statutory federal income tax (benefit)        $(1,687,000)        (34.0)     $(769,000)     (34.0)    $(629,000)  (34.0)
Variances from statutory rate:
  Add state income tax, net of federal
  income tax benefit                                1,200           0.1          2,756        0.1           708     0.1
  Increase (decrease) in valuation allowance    1,687,000          34.0        743,200       32.9       255,400    13.6
  Other                                                 -             -         25,800        1.1        (3,200)   (0.1)
                                              -----------          ----      ---------       ----     ---------   -----
Provision (benefit) for income taxes          $     1,200           0.1      $   2,756        0.1     $(376,092)  (20.4)
                                              ===========          ====      =========       ====     =========   =====

NOTE 11. LEASES

         The Raceway leases equipment, including pari-mutuel totalisator equipment and services, under numerous operating lease agreements. Total lease rental expense for the years ended December 31, 2002, 2001, and 2000 amounted to $337,545,
                  $400,227, and $432,220 of which $275,000, $265,000, and
                  $275,400 was paid on the totalisator contract for the respective years.

         The totalisator operating lease agreement expires in 2004. Under the agreement, MSR is charged a flat fee for the equipment and services plus an additional amount that is dependent upon wager volume. Future minimum rental charges under operating lease agreements are as follows as of December 31, 2002:

                                   TOTALISATOR
                                    EQUIPMENT
                                    ---------
2003                                $ 285,000
2004                                  295,000
                                    ---------
                                    $ 580,000
                                    =========

NOTE 12. INVESTMENT INCOME

Investment income (loss) consisted of the following for the years ended December
         31:

                                    2002          2001         2000
                                    ----          ----         ----
Interest and dividends            $   6,150     $ 33,299     $ 30,772
Other                               (22,904)      (9,817)      (4,529)
                                  ---------     --------     --------
                                  $ (16,754)    $ 23,482     $ 26,243
                                  =========     ========     ========

NOTE 13. PRIVATE PLACEMENT AND COMMON STOCK WARRANTS

During 1999, MSR privately placed 150,000 shares of common stock, for the aggregate amount of $1,500,000 computed at the rate of $10 per share. In connection with such private placement, MSR, in November 1999 executed and delivered a common stock warrant ("PP Warrant") to two individuals who were officers and directors of MSR. The PP Warrant entitled the holders to purchase not less than 150,000 nor more than 175,000 shares of common stock at the rate of $10 per share at any time prior to November 15, 2000. The PP Warrant was not exercised and expired in accordance with its terms on November 15, 2000. On November 14, 2000, the Board of Directors authorized the issuance: (i) to each of the holders of the PP Warrant, a common stock warrant to purchase up to 87,500 shares of common stock at the rate of $10 per share at any time prior to November 14, 2004; and (ii) to another member of the Board of Directors a common stock warrant to purchase up to 7,500 shares of common stock at the rate of $10 per share at any time prior to November 14, 2004. Stockholder consent with respect to these three common stock warrants has not been secured. As discussed in Note 7(D), in September 2000, MSR granted another board member a common stock warrant to purchase up to 2,500 shares of common stock at the rate of $10 per share at any time prior to August 31, 2004. Additionally, during March 2001, as discussed in Notes 7(B) and 7(D), the Board of Directors authorized the issuance to two members of the Board of Directors common stock warrants to purchase 10,000 and 2,700 shares of common stock, respectively, at the rate of $10 per share at any time prior to March 19, 2005. All of the resolutions with respect to the six warrants described above were silent as to "anti-dilution" protection, and MSR has neither executed nor delivered any of such common stock warrants.

As described in Note 7(A), in connection with various 2002 loan transactions, the Company granted warrants to purchase a total of 1,700,000 shares of MSR common stock at $2 per share to the creditors associated with the 2002 loan transactions.

A summary of common stock warrants authorized by the Board of Directors as of December 31, 2002 is as follows:

                                  NUMBER OF            EXERCISE         AUTHORIZED
                                    STOCK               PRICE           EXPIRATION
   ISSUE DATE                      WARRANTS            PER SHARE           DATE
   ----------                      --------            ---------           ----
November 14, 2000                   182,500             $    10      November 14, 2004
September 1, 2000                     2,500             $    10        August 31, 2004
March 19, 2001                       10,000             $    10         March 19, 2005
March 19, 2001                        2,700             $    10         March 19, 2005
April 1, 2002                       500,000             $     2         March 31, 2007
July 16, 2002                       100,000             $     2          July 31, 2007
August 28, 2002                   1,100,000             $     2        August 31, 2007
                                  =========             =======      =================

Substantially all of the November 14, 2000 warrants are subject to litigation as described in Note 19. No value has been ascribed to the warrant issuances.

NOTE 14. HOTEL ACQUISITION

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

Pursuant to an original April 11, 2000 settlement agreement between the trustee and MSR that was later amended on July 30, 2001 and formally approved by the bankruptcy court in August 2001, MSR turned over the issued and outstanding stock of CAI to the trustee and acquired the hotel from the trustee. The agreement called for MSR to pay the trustee $2,816,000 (the fair market value of the hotel less $184,000 in unpaid real estate taxes) by February 18, 2002 (see Note 7(F)). It was also the responsibility of MSR to pay the $184,000 of unpaid real estate taxes on the hotel (see Note 5).

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

MSR operates pari-mutuel wagering on the hotel premises. Net pari-mutuel commissions and breakage from wagering on these premises approximated $447,000 for the year ended December 31, 2002; $497,000 for the year ended December 31, 2001, and $481,000 for the year ended December 31, 2000.

NOTE 15. OTHER RELATED PARTY TRANSACTIONS

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

NOTE 16. PURCHASE OPTION AGREEMENT

On September 12, 2001, MSR's Board of Directors authorized its President and
         Chief Executive Officer to execute an exclusive option agreement for the sale of MSR to a group of private purchasers. This group of purchasers includes one of the private lenders described in Note 7(E). The exclusive option agreement was formally executed on September 15, 2001 and granted the purchasers an exclusive irrevocable option to acquire MSR (or its assets) for $9,077,350 at any time prior to March 15, 2002. If exercised, the exclusive option agreement called for the purchasers to pay off all MSR debt and payables and pay $1,400,000 to existing MSR shareholders. The $1,400,000 payment to the shareholders was subject to adjustment based upon the debt outstanding at the exercise closing date. Accordingly, the $1,400,000 could increase or decrease as a result of this adjustment. The option agreement was subject to the approval of MSR's shareholders holding at least 66 2/3% of the outstanding common stock and the New York State Racing and Wagering Board.

In 2002, MSR's Board of Director's authorized the extension of the exclusive option agreement until MSR shareholders have voted on the agreement. A MSR shareholder vote on this agreement was not scheduled, since as of March 15, 2002 (a) the debt and payables of MSR were in excess of $9,077,350 and consequently the shareholders of MSR would have received no payment in connection with the exercise of the exclusive option agreement and would not, in all likelihood, have approved of the transaction, and (b) as the holders of more than 33 1/3% of the issued and outstanding common stock had indicated their unwillingness to approve the exclusive option agreement, it was unlikely that shareholder approval of the exclusive option agreement could be secured.

If the exclusive option agreement is not approved by MSR's shareholders, MSR may be required to pay the purchasers a one-time payment of $130,000. Additionally, if the exclusive option agreement is not approved by MSR's shareholders or not exercised by the purchasers, the agreement requires that the loan described in Note 7(E) be repaid along with all accrued interest thereon. As indicated in Note 7, the full amount of such loan, and all accrued interest, was repaid in April 2002.

Concurrent with the execution of the exclusive option agreement, the purchasers provided a $700,000 working capital line of credit to MSR with interest at 10%, secured by a second mortgage on MSR's buildings and improvements, due March 15, 2002 (see Note 6).

The full balance drawn by MSR under this line of credit ($700,000) was repaid in April 2002 in connection with the 2002 financing and loan arrangements described in Note 7(A). In June 2002, management notified the group of purchasers that the aforementioned exclusive purchase option agreement was terminated and of no further force and effect. As a result of the termination of the option agreement by MSR, the aforementioned $130,000 termination has been recorded as a liability in the December 31, 2002 and 2001 balance sheets (see also Note 17).

NOTE 17. PURSE FUND AGREEMENT

MSR annually enters into agreements with the Harness Horse Association of Central New York (the "Association") to establish purse funding levels for harness meetings at MSR. In November 2001, MSR and the Association entered into an agreement that established MSR's 2002 purse funding at approximately $2,650,000, including approximately $553,000 in underfunded purses carried forward from years prior to 2002. Actual purses and fees paid by MSR in 2002 approximated $2,155,000.

In April 2003, MSR and the Association entered into an agreement that established MSR's 2003 purse funding based upon a formula defined in the agreement plus underfunded purses from years prior to 2003 and net horsemen statutory VLT revenues. As a condition of the agreement, MSR established a "Designated Account" to provide for the payment and liquidation of previously unpaid prior purses in the approximate amount of $495,000. Unfunded prior purses were recorded as purse expenses in 2002.

NOTE 18. COMMITMENTS AND CONTINGENCIES

LETTER OF CREDIT

At December 31, 2002, the Company had a $100,000 letter of credit related to a pari-mutuel surety bond.

2002 RACING AND SIMULCAST LICENSES

On April 8, 2002, the New York State Racing and Wagering Board (the Board) issued MSR a 90-day limited period harness racing license for the 2002 racing season. The license expired on July 6, 2002 and was conditional upon numerous factors involving the 2002 financing and loan agreements referred to above. Extension of the 2002 license past the July 6, 2002 expiration date was dependent upon, among other things, the individual licensability, under Board laws and regulations, of the principals involved in the 2002 financing and loan agreements (see Note 7(A)). On July 2, 2002, the Board voted to extend MSR's limited period track and simulcast license through December 31, 2002. As a condition of the license extension, MSR was required to create a segregated escrow account to ensure the payment of purses to horsemen.

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

LITIGATION

In July 2002, MSR (along with certain MSR directors, Vernon, LLC, All Capital,
         LLC, and its principal) was named as a defendant in a lawsuit filed by the group of private purchasers referred to in Note 15. The lawsuit alleges bad faith and breach of contract against MSR and seeks not less than $30 million in damages from MSR plus interest. The lawsuit also alleges fraud by certain MSR directors and seeks damages from those defendants to be determined at trial plus legal fees. In addition, the lawsuit alleges tortious interference with contract by certain MSR directors, Vernon, LLC, All Capital, LLC, and its principal and seeks $30 million in damages from those defendants plus interest. The outcome of this lawsuit is not presently determinable and, as such, no provision for any unfavorable outcome that may arise from this litigation has been included in the financial statements.

On December 3, 2002, MSR was served with a summons and complaint from one former
         Board member and a current member of the Board seeking, inter alia, monetary damages in the amount of $10 million and/or the issuance of warrants to acquire up to 175,000 shares with a strike price of $10 per share that would enable the plaintiffs to acquire such additional common stock upon payment of $1.75 million, such shares allegedly to have anti-dilution protection for their combined interests of 39.9% (see Note 12), the issuance of 21,600 additional shares of common stock (see Note 17, Anti-Dilution Stock), and the issuance of additional warrants with a strike price of $5.00 per share to enable each of them to maintain his present 17.19% interest in the future and other declaratory, equitable, and monetary relief. The issuance of these shares and warrants have not been approved by the shareholders. The Company believes that it has valid defenses to the lawsuit, and intends to seek dismissal of the case. Additionally, MSR has filed counterclaims against these individuals.

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

MSR is a defendant in various other litigation matters arising from its operations. No estimate can yet be made of the potential liability or damages, or the likely outcome of the litigation. Management believes that liabilities resulting from these lawsuits, if any, will be immaterial or will be completely covered by insurance policies.

DELINQUENT SECURITIES AND EXCHANGE COMMISSION (SEC) FILINGS

MSR is delinquent in filing a number of periodic reports, including annual and quarterly financial information, required to be filed with the SEC. The consequences of the Company's failure to file these reports and the actions, if any, that the SEC might initiate against the Company in this connection, are not presently determinable.

ANTI-DILUTION STOCK

On January 11, 2001, the Board of Directors of MSR authorized the issuance of a total of 24,840 shares of common stock to four individual shareholders (three of whom were board members and two of whom were officers of MSR) in an effort to prevent the dilution of such shareholders' ownership interest in MSR, which includes 21,600 shares that are subject to pending litigation (see Note 17, Litigation). These anti-dilution shares of common stock were never issued by MSR. Due to the fact that these shares were authorized without consideration on the part of the shareholders, legal counsel for MSR has advised that any such issuance would not be valid. Further, since the stock certificates were not issued to the shareholders for the shares in question, legal counsel believes that MSR does not need to take any action to rescind the authorization for the issuance of such shares. On December 17, 2001 the Board of Directors clarified the minutes of the January 11, 2001 meeting to state the 24,840 shares of common stock will be issued for past services to MSR. However, issuance of the stock is subject to approval by the shareholders, by Board resolution. No amounts have been recognized in this connection for the years ended December 31, 2002 or 2001.

DELINQUENT REAL ESTATE TAXES

As explained in Note 5, MSR is subject to an agreement covering delinquent real estate taxes with Oneida County.

NOTE 19. SUBSEQUENT EVENTS

JANUARY 2003 REFINANCING

On January 29, 2003, MSR and MSD entered into a $18,000,000 Loan Agreement with
         All Capital, LLC. The loan agreement is secured by a first mortgage on MSR and MSD land, buildings, and improvements and is also secured by the personal property of MSR and MSD. The $18,000,000 proceeds of this loan were applied to the extent of (a) $11,903,831 to refinance and consolidate the $15,000,000 loan (see Note 7(A)), and (b) $3,689,169 for payment of loan commitment fees, a one year interest reserve, and payment of the costs associated with the loan. The remaining proceeds of the loan in the amount of $2,407,000 are to be disbursed for working capital and in connection with and for the partial funding of construction of facilities to be utilized for the installation and operation of video lottery terminals. The loan bears interest at the rate of 12% per annum and matures on July 31, 2004. The loan can be extended by MSR for up to four successive quarters, until July 30, 2005, subject to the payment of applicable extension fees. The loan agreement required MSR to create an interest reserve account to hold the amount necessary to fund the payment of interest over the initial one year term of the loan. The interest reserve was funded by a portion of the loan proceeds and a credit for the unused balances of interest reserve maintained for the $15,000,000 loan. The loan agreement also required MSR to pay a commitment and loan fee equal to 8% of the loan; which fee was paid by MSR out of a potion of the loan proceeds. Additionally, in the event of VLT installation at MSR, the loan agreement requires the Company to pay All Capital, LLC the greater of 2% gross or 6% net VLT revenues earned by MSR through the term of the loan in exchange for management services subject to the terms of a separate management agreement between All Capital, LLC and MSR.

JUNE 2003 REFINANCING

On June 30, 2003, the MSR and MSD (collectively the "Borrower") entered into a
         Loan Agreement (the "Loan Agreement") with Vestin Mortgage, Inc. (a Nevada corporation) pursuant to which Vestin Mortgage, Inc. ("Vestin") agreed to lend to the Borrower up to $23,000,000 (the "Vestin Loan"). The Vestin Loan is evidenced by a Consolidated Secured Promissory Note (the "note") in the original principal amount of $23,000,000 and is secured by (a) a first mortgage encumbering all of the real property and improvements thereon owned by the Borrowers and (b) a first priority security interest in all of the personal property of the Borrower. Additionally, the owner of All Capital LLC has agreed to guarantee the payment of all interest (other than default interest) and principal payments due under the note until such time as video lottery terminals ("VLTs") are installed and operating at Vernon Downs Racetrack.

The primary terms of the Vestin Loan (as set forth in the Loan Agreement and the note) are as follows:

                  A.       Amount of loan - $23,000,000;

                  B.       Term of loan - 24 months;

                  C.       Maturity date - June 30, 2005;

                  D.       Loan commitment fees - $1,840,000;

                  E.       Interest reserve - $1,686,667; and

                  F. Additional Vestin rights - the right to designate three members to the Board of Directors of the applicant (not as of the date hereof exercised by Vestin).

On June 30, 2003, Vestin advanced $20,300,000 pursuant to the terms of the Loan
         Agreement and the note. Such proceeds were applied as follows: (a) $15,834,485 to All Capital LLC ("All Capital") in satisfaction of the Borrowers obligation to All Capital pursuant to a certain $18,000,000 Consolidated Secured Promissory Note dated January 29, 2003 (which promissory note was assigned to Vestin); (b) $1,686,667 to the interest reserve; (c) $1,840,000 to the payment of loan commitment fees; (d) $150,000 to the payment of closing costs, and (e) $788,848 to working capital of the applicant. An additional $2,700,000 of loan proceeds may be subsequently drawn down by the Borrower in connection with the construction of a facility to house the VLTs.

By agreement dated June 30, 2003, Vestin sold a $3,000,000 junior participation in the Vestin Loan, the note (and the proceeds thereof) and the loan documents evidencing and/or securing the Vestin Loan and the note (the "Junior Participation") to All Capital LLC. Payments of interest and principal on or with respect to the Junior Participation are junior and subordinate to the payment to Vestin of interest and principal on or with respect to Vestin's retained senior participation (the "Senior Participation") in and to the Vestin Loan, the note and the loan documents evidencing and/or securing the Vestin Loan and the note. By agreement dated June 30, 2003, Vestin sold an undivided interest in its Senior Participation to Owens Mortgage Investment Fund, a California general partnership ("Owens"); and thereafter, on July 9, 2003, repurchased such undivided interest from Owens.

NOTE 20. 2003 RACING AND SIMULCAST LICENSES

In December 2002, the New York State Racing and Wagering Board (the Board) denied MSR's application for 2003 racing and simulcast licenses. The Board's determination with respect to MSR's 2003 licenses was stayed by court order. 2003 license negotiations between MSR and the Board continued through the first quarter of 2003. In April 2003, MSR and the Board entered into a stipulation and settlement (the Agreement) which effectively granted MSR conditional racing and simulcast licenses for the 2003 racing season. The Agreement requires that MSR and an associate of MSR's major creditor complete new applications for licenses, that the Board act upon the applications in a timely period and that the associate be subject to a background investigation by the Board.

Concurrent with the Agreement, MSR and the associate entered into a separate agreement whereby the associate agreed to cooperate with the Board's investigation. MSR agreed to reimburse the associate for all reasonable costs associated with complying with the Board's investigation. In addition, as additional consideration, MSR agreed to pay an incentive fee of $280,000 to the associate over a 28 month period commencing May 2003. Also, in April 2003, in connection with the agreement, MSR granted the associate a warrant to purchase 23,300 shares of MSR common stock at a price of $8.58 per share. The warrant expires on April 8, 2008.

NOTE 21. FINANCIAL CONDITION AND MANAGEMENT PLANS

As of September 2003, the Company had a working capital deficit of $1,351,757, and $2,700,000 in available financing from existing loan agreements to fund the VLT construction. Losses for the nine month period ended September 30, 2003 approximated $5,500,000 and net cash used in operating activities for the period approximated $6,800,000. Management expects to require approximately $500,000 per month to cover expected net operating losses on average until the estimated April 1, 2004 opening date of the VLT facility. Subsequent to September 30, 2003, the Company secured an additional $3,000,000 through an amendment to the Vestin loan. Additionally, the Company received $900,000 in proceeds from the issuance of stock as a result of exercised warrants. Based on the above, which is prepared by management and unaudited, management expects to have funds sufficient to operate the Company through the anticipated April VLT opening date.

The Company expects to be profitable when the VLT's are in full operation.
         Circumstances that could affect the opening date and the amount of net revenue that will be ultimately realized from the VLT project include
         (i) the timing and number of machines installed, and (ii) approval by the New York State Lottery of a license for the Company and the approval by the New York Racing and Wagering board for the track's racing license.

Although the actual amount of net revenues will ultimately depend on the number of visitors to the new casino and the amount bet by such visitors, a preliminary independent study indicates that the Company could receive over $4.5 million per year in additional income from the VLT project before the payment of interest, taxes, depreciation, or amortization. Subsequent to the completion of the preliminary study (a) the number of VLT machines was increased from 650 to 1,000, (b) the daily hours of operation were increased from 12 to 16 hours and (c) the portion of VLT revenues to be retained by the Company was increased from 15% to 20 1/4%. Consequently, it is anticipated that the amount to be received by the Company will be approximately $7.1 million.

There are no assurances that the VLT project will be successfully implemented or that revenue projections will be met. Furthermore, the future success of the Company is dependent on the successful resolution of the various lawsuits, contingencies and contingent liabilities discussed in Note 19 and filed since then.