Form 10-Q
period 2003-03-31
MID STATE RACEWAY INC
filed 2004-03-25
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ________________

               Commission File No.  0-1607

                             MID-STATE RACEWAY, INC.
      ----------------------------------------------------------------------
      (Exact name of Registrants as specified in their respective charters)

                  New York                               15-0555258
--------------------------------------------    -------------------------------
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
              or Organization)

      PO Box 860, Vernon, New York                        13476
--------------------------------------------    --------------------------------
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

[ ]  YES    [X]   NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                            Outstanding March 31, 2003
-----------------------------             --------------------------
common stock, $0.10 par value                      442,766 shares

This report contains information that is not a statement of historical fact, but merely reflects our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors which could cause actual results to differ from expectations include, but are not limited to, risks related to the following: successful completion of capital projects; the activities of our competitors; the existence of attractive acquisition candidates; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; the passage of state or federal legislation that would expand, restrict, further tax or prevent gaming operations in the jurisdiction in which we operate; our dependence on key personnel; our inability to realize the benefits of any acquired entity; the maintenance of agreements with our horsemen and pari-mutuel clerks; adverse business and economic conditions; the impact of terrorism and other international hostilities and other factors as discussed in our other filings with the United States Securities and Exchange Commission. We do not intend to update publicly any forward-looking statements except as required by law.

TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I.               FINANCIAL INFORMATION

Item 1.               Financial Statements

                  Condensed Consolidated Balance Sheets
                  -March 31, 2003 and December 31, 2002........................................           4

                  Condensed Consolidated Statements of Operations
                  -Three months ended March 31, 2003 and March 31, 2002........................           6

                  Condensed Consolidated Statements of Cash Flows
                  -Three months ended March 31, 2003 and March 31, 2002........................           7

                  Notes to Consolidated Financial Statements...................................           8

Item 2.           Management's Discussion and Analysis of the Financial
                      Condition and Results of Operations......................................          12

Item 3.           Quantitative and Qualitative Disclosures about Market Risk...................          14

Item 4.           Controls and Procedures......................................................          14

PART II.              OTHER INFORMATION

Item 1.           Legal Proceedings............................................................          15

Item 2.           Changes in Securities and Use of Proceeds....................................          15

Item 3.           Defaults Upon Senior Securities..............................................          15

Item 4.           Submission of Matters to a Vote of Security Holders..........................          15

Item 5.           Other Information............................................................          16

Item 6.           Exhibits and Reports on Form 8-K.............................................          16

Signatures
Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

                                                           (UNAUDITED)
                                                             MARCH 31,     DECEMBER 31,
                    ASSETS                                     2003            2002
                                                           ------------    ------------
CURRENT ASSETS
   Cash and cash equivalents                               $     79,689    $     89,907
   Restricted cash                                              738,253         253,794
   Other receivables, net of allowance for doubtful
      accounts of $10,000 in 2003 and 2002                      222,395         401,135
   Prepaid interest and other                                 2,223,586       1,821,727
                                                           ------------    ------------
             Total current assets                             3,263,923       2,566,563
PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment                          17,785,649      17,778,070
   Other Properties                                             121,671         121,671
                                                           ------------    ------------
                                                             17,907,320      17,899,741
   Less accumulated depreciation                             12,497,971      12,412,951
                                                           ------------    ------------
                                                              5,409,349       5,486,790
OTHER ASSETS                                                  1,236,683         574,083
                                                           ------------    ------------
                                                           $  9,909,955    $  8,627,436
                                                           ============    ============

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                (UNAUDITED)
                                                                                 MARCH 31,       DECEMBER 31,
                       LIABILITIES AND SHAREHOLDERS' EQUITY                         2003            2002
                                                                               -------------    -------------
CURRENT LIABILITIES
   Lines of credit                                                             $           -    $           -
   Current portion of long term debt                                                  86,089          113,569
   Accounts payable and accrued expenses                                           1,067,337        1,638,161
   Uncashed winning tickets                                                           13,534           66,333
   Purse funds payable                                                               495,000          495,000
   Deposits and other current liabilities                                            174,675          196,110
   Retention for capital improvements                                                 27,605           27,534
   Deferred grant revenue                                                             80,000           80,000
                                                                               -------------    -------------
             Total current liabilities                                             1,944,240        2,616,707
LONG-TERM DEBT, NET OF CURRENT PORTION                                            16,643,895       13,174,825
SHAREHOLDERS' EQUITY
   Common stock, par value $.10 per share;authorized 10,000,000 shares;
    issued and outstanding 442,766 in 2002 and 2001                                   44,277           44,277
   Additional paid-in-capital                                                      2,084,909        2,084,909
   Accumulated deficit                                                           (10,807,366)      (9,293,282)
             Total shareholders' equity                                           (8,678,180)      (7,164,096)
                                                                               -------------    -------------

                                                                               $   9,909,955    $   8,627,436
                                                                               =============    =============

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Three Months Ended
                                                          March 31, 2003   March 31, 2002
                                                           0 Racing Days   0 Racing Days
                                                          --------------   -------------
                                                                  (Unaudited)
Operating Revenues                                         $  1,485,597    $  1,619,960
Operating Expenses                                            1,735,743       1,494,838
                                                           ------------    ------------

Income (loss) from operations                                  (250,146)        125,122
                                                           ------------    ------------
Other income (loss):
   Special events income (loss), net                             42,789          37,449
   Commissions for capital improvements                               -               -
   Aid from state and local governments                               -               -
   Investment income (expense)                                   23,411             153
   Investment (expense) income                                        -               -
   Interest expense                                            (507,720)       (154,477)
   Financing costs                                             (822,418)              -
                                                           ------------    ------------
      Total other income (loss)                              (1,263,938)       (116,875)
                                                           ------------    ------------
Income (loss) before provision for federal and state
   income taxes                                              (1,514,084)          8,247
Provision for federal and state income taxes
   currently payable                                                  -          (1,200)
                                                           ------------    ------------
Net income (loss)                                          $ (1,514,084)   $      7,047
                                                           ============    ============
Income (loss) per common share - basic and diluted         $      (3.42)   $       0.02
                                                           ============    ============
Cash dividend per share                                    $          -    $          -
                                                           ============    ============

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED
                                                                                   MARCH 31,      MARCH 31,
                                                                                    2003             2002
                                                                                 ------------    ------------
                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                           $ (1,514,084)   $      7,047
     Adjustments to reconcile net income (loss) to net cash provided by (used)
     in operating activities:
        Depreciation                                                                   85,020          86,012
        Realized and unrealized (gain) loss on investments                                  -               -
        Imputed interest expense                                                            -          69,243
        Loss on sale/disposal of equipment                                                  -               -
     Changes in:
        Restricted cash                                                              (484,459)         86,626
        Accounts and grants receivable                                                178,740         (32,872)
        Prepaid interest and other                                                   (401,859)       (498,041)
        Other assets                                                                 (662,600)       (337,982)
        Accounts payable                                                             (570,824)       (415,736)
        Uncashed winning tickets and other current liabilities                        (74,234)        (62,545)
        Real estate taxes payable                                                           -               -
        Deferred revenue                                                                    -         (48,000)
        Retention for capital improvements                                                 71             132
                                                                                 ------------    ------------
             Net cash provided by (used) in operating activities                   (3,444,229)     (1,146,116)
                                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities and sales of available-for-sale
        investment securities                                                               -               -
     Proceeds from sale of equipment                                                        -               -
     Purchase of properties and equipment, net                                         (7,579)         73,893
                                                                                 ------------    ------------
             Net cash used in investing activities                                     (7,579)         73,893
                                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt, net of issuance costs                                     16,825,464       4,120,322
     Principal payments on line of credit and other debt                          (13,353,970)     (2,816,000)
     Principal payments on capital leases                                             (29,904)        (24,237)
                                                                                 ------------    ------------
             Net cash provided by financing activities                              3,441,590       1,280,085
                                                                                 ------------    ------------
Net increase (decrease) in cash and cash equivalents                                  (10,218)        207,862
Cash and cash equivalents at beginning of period                                       89,907          41,287
                                                                                 ------------    ------------
Cash and cash equivalents at end of period                                       $     79,689    $    249,149
                                                                                 ============    ============

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements of Mid-State Raceway, Inc. and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2002 has been derived from the audited balance sheet included in the Company's annual report filed on Form 10-K. In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for interim periods. Results shown for the latest interim period are not necessarily indicative of the results to be obtained for a full fiscal year.

The unaudited financial statements include the accounts of the Company and its subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

2.       REVENUE RECOGNITION

Racing revenues include the Company's share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers and the Company's share of wagering from import and export simulcasting.

3.       LONG-TERM DEBT

$18,000,000 Loan Agreement

On January 29, 2003, MSR and MSD entered into an $18,000,000 Loan Agreement with All Capital, LLC. This loan agreement is secured by a first mortgage on MSR and MSD land, buildings, and improvements and is also secured by the personal property of MSR and MSD. The $18,000,000 proceeds of this loan were applied to the extent of (a) $11,903,831 to refinance and consolidate the $15,000,000 loan, and (b) $3,689,169 for payment of loan commitment fees, a fund of one year interest reserve, and for payment of the costs associated with the loan. The remaining proceeds of the loan in the amount of $2,407,000 are to be disbursed for working capital and in connection with and for the partial funding of construction of facilities to be utilized for the installation and operation of video lottery terminals. The loan bears interest at the rate of 12% per annum and matures on July 31, 2004. The loan can be extended by MSR for up to four successive quarters, until July 30, 2005, subject to the payment of applicable extension fees. The loan agreement required MSR to create an interest reserve account to hold the amount necessary to fund the payment of interest over the initial one year term of the loan. The interest reserve was funded by a portion of the loan proceeds and a credit for the unused balance of interest reserve maintained for the $15,000,000 loan. The loan agreement also required MSR to pay a commitment and loan fee equal to 8% of the loan; which fee was paid by MSR out of a portion of the loan proceeds. Additionally, in the event of VLT installation at MSR, the loan agreement requires the Company to pay All Capital, LLC the greater of 2% gross or 6% net VLT revenues earned by MSR though the term of the loan in exchange for management services subject to the terms of a separate management agreement between All Capital, LLC and MSR.

$23,000,000 Loan Agreement

On June 30, 2003, the MSR and MSD (collectively the "Borrower") entered into a Loan Agreement (the "Loan Agreement") with Vestin Mortgage, Inc. (a Nevada corporation) pursuant to which Vestin Mortgage, Inc. ("Vestin") agreed to lend to the Borrower up to $23,000,000 (the "Vestin Loan"). The Vestin Loan is evidenced by a Consolidated Secured Promissory Note (the "note") in the original principal amount of $23,000,000 and is secured by (a) a first mortgage encumbering all of the real property and improvements thereon owned by the Borrowers and (b) a first priority security interest in all of the personal property of the Borrower. Additionally, the owner of All Capital, LLC has agreed to guarantee the payment of all interest (other than default interest) and principal payments due under the note until such time as video lottery terminals ("VLTs") are installed and operating at Vernon Downs Racetrack. Neither All Capital LLC nor its owner received any compensation in connection with the issuance of such guaranty. The loan is due June 30, 2005. Additionally, Vestin has the right to designate three members to the Board of Directors of the applicant (none have been as of the date hereof exercised by Vestin).

On June 30, 2003, Vestin advanced $20,300,000 pursuant to the terms of the Loan Agreement and the note. Such proceeds were applied as follows: (a) $15,834,485 to All Capital, LLC ("All Capital") in satisfaction of the Borrowers obligation to All Capital pursuant to a certain $18,000,000 Consolidated Secured Promissory Note dated January 29, 2003 (which promissory note was assigned to Vestin); (b) $1,686,667 to fund the interest reserve; (c) $1,840,000 to the payment of loan commitment fees; (d) $150,000 to the payment of closing costs, and (e) $788,848 to working capital of the applicant. An additional $2,700,000 of loan proceeds may be subsequently drawn down by the Borrower in connection with the construction of a facility to house the VLTs and working capital.

By agreement dated June 30, 2003, Vestin sold a $3,000,000 junior participation in the Vestin Loan, the note (and the proceeds thereof) and the loan documents evidencing and/or securing the Vestin Loan and the note (the "Junior Participation") to All Capital LLC. Payments of interest and principal on or with respect to the Junior Participation are junior and subordinate to the payment of Vestin of interest and principal on or with respect to Vestin's retained senior participation (the "Senior Participation") in and to the Vestin Loan, the note and the loan documents evidencing and/or securing the Vestin Loan and the note. During November 2003 Vestin repurchased the Junior Participation from All Capital LLC. By agreement dated June 30, 2003, Vestin sold an undivided interest in its Senior Participation to Owens Mortgage Investment Fund, a California general partnership ("Owens"); and thereafter, on July 9, 2003, repurchased such undivided interest from Owens.

During November 2003, the Vestin Loan Agreement was modified to increase the maximum amount thereof to $26,000,000; and in connection with such modification the Company is required to pay loan commitment fees of $300,000 to Vestin and a loan broker. All of the remaining terms of the loan were unchanged.

V.I.P. Structures, Inc. Deferment

V.I.P. Structures, Inc. ("VIP"), the design/builder of the Company's VLT Facility, has agreed to defer payment of $800,000 of the construction costs until November 2004; and in connection therewith All Capital LLC has issued a limited $500,000 guarantee of such obligation to VIP and the Company has agreed to indemnify All Capital LLC for a liability under such guaranty. All Capital LLC received no compensation in connection with the issuance of such guaranty.

$250,000 Sunset Management LLC Loan

During November 2003, Sunset Management LLC loaned to the Company on an unsecured basis the sum of $250,000 at the rate of 24% per annum. This bridge loan was promptly repaid by the Company and the interest expense with respect thereto was less than $4,000.00.

4.       LITIGATION

(a) When MSR purchased Gwen Bennett's stock in Comfort Associates, Inc. ("CAI") which operated the hotel on May 19, 2000, it agreed to indemnify her for any liability she may have had with respect to the Comfort Inn franchise agreement for the hotel. Following the purchase, MSR terminated the franchise agreement and Gwen Bennett was sued by Choice Hotels International for damages of approximately $557,000. She has answered the Complaint in such action claiming, among other things, that the signature on the franchise agreement was not hers. She has notified MSR of the claim and has requested indemnification if the suit is successful. MSR believes that Mrs. Bennett did not sign the agreement and accordingly believes it is likely that the lawsuit will not be successful.

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

(c) In July 2002, MSR (along with certain MSR directors, Shawn A. Scott, Vernon, LLC, and All Capital, LLC) was named as a defendant in a lawsuit filed by a group of private purchasers. The lawsuit alleges bad faith and breach of contract against MSR and seeks not less than $30 million in damages from the Raceway plus interest. The lawsuit also alleges fraud by certain MSR directors and seeks damages from those defendants to be determined at trial plus legal fees. In addition, the lawsuit alleges tortuous interference with contracts by certain MSR directors, Vernon, LLC, and All Capital, LLC and seeks $30 million in damages from those defendants plus interest. The agreement upon which the action is based contains a provision for the payment of a $130,000 "break up fee". This action was dismissed for failure of prosecution by the plaintiff but was subsequently reinstituted and is presently pending. The Company has notified its insurance carrier of the commencement and pendency of the subject action. The outcome of this lawsuit is not presently determinable and, as such, no provision for any unfavorable outcome that may arise from this litigation has been included in the financial statements.

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

(f) During November 2003 John Signorelli, a former officer of the Company and two other stockholders (one of whom owns 200 recently acquired shares of Common Stock) commenced an action in U.S. District Court for the Southern District of New York ("Signorelli Action") against the Company, certain of its directors and others alleging improprieties with respect to the below: "looting" and mismanagement. The Company believes that it has valid defenses to this action and, in addition, counterclaims and third party claims against one or more of the plaintiffs and other third parties. The time for the Company and other defendants to answer or otherwise move with respect to the complaint has been extended to January 12, 2004 by stipulation. On March 5, 2004, this case was dismissed. Plaintiffs have been given thirty (30) days to amend their complaint.

5.       COMMITMENTS AND CONTINGENCIES

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

On March 22, 2004, the New York State Racing and Wagering Board ("NYSRWB") granted Mid State Raceway, Inc. (the "Company") a racing license conditioned on the following:

1) The formation of a Racing Division which would exercise sole and exclusive authority with respect to operation and control of the Company's real and personal property located in Vernon, New York (the "Track"), except for the portion used for food and beverage, lodging, or corporate purposes.

2) The creation of the position of General Manager of the Racing Division who shall have full operational control over the Racing Division and its employees. The General Manager must be acceptable to and licensed by the NYSRWB. On March 18, 2004, the Company engaged Dennis Dowd, a former New Jersey Racing Commission chairman to be its General Manager of the Racing Division. Controlling investor Shawn Scott and track President Hoolae Paoa can't have any influence on racing operations - direct or indirect - while they appeal the NYSRWB's December decision to deny them licenses.

3) The Company will adopt a budget for the operation of the Racing Division during 2004 subject to the approval of the General Manager and the NYSRWB.

4) The track must pass a final inspection by the state Office of Fire Prevention and Control, which found 78 violations last year. According to the NYSRWB, all but three of those violations have been corrected.

The Company will be bound by the conditions immediately upon the issuance of 2004 live racing and simulcast licenses and racing dates and the conditions will remain in effect until the first to occur of Shawn Scott receiving a license from the NYSRWB or Shawn Scott and Victoria Scott being divested of their shares of Common Stock of the Company and warrants to acquire shares of Common Stock of the Company.

The start of the racing season is anticipated to be sometime in April. The specific start date will be determined at a meeting with the horsemen which is expected to take place in the near future.

The Company's application to the New York Lottery for approval to operate video lottery terminals is still pending.

6.       CERTAIN RISKS AND UNCERTAINTIES

The Company's operations are dependent on its continued licensing by the New York State Racing and Wagering Board. The loss of a license could have a material adverse affect on future results of operations. Upon the execution of an agreement with the New York State Racing and Wagering Board, utilizing a conditional racing license, racing operations will commence in 2004.

The Company is dependent on the local market for a significant number of its patrons and revenues. If economic conditions in these areas deteriorate or additional gaming or racing licenses are awarded in these markets, the Company's results of operations could be adversely affected.

The Company is also dependant upon a stable tax structure in the New York. Any change in the tax structure could have a material adverse affect on future results of operations.

7.       STOCK WARRANTS

On November 11, 2003, a Board Director exercised stock warrants to purchase 450,000 shares of common stock at two dollars per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2002.

Our pari-mutuel revenues have been derived from wagering on our live races, wagering on import simulcasts at our racetracks and through telephone account wagering, and fees from wagering on export simulcasting of our races at out-of-state locations. Our other revenues have been derived from admissions, program sales, food and beverage sales, concessions and certain other ancillary activities.

                              RESULTS OF OPERATIONS

OPERATING REVENUES

During the quarter ended March 31, 2003, operating revenue decreased by $134,363 or 8% when compared to the quarter ended March 31, 2002. The decrease was largely due to lower simulcast and OTB revenues which decreased by $109,430. The decrease is attributable to general economic conditions.

OPERATING EXPENSES

Operating expenses increased by $240,905 or 16% and consisted mainly of an increase in outside services of $122,261, utilities of $51,212 and simulcast expenses of $33,987.

INTEREST EXPENSE

Increase in interest expense and financing costs of $353,243 in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 is due to the increase in the amount of long-term debt in the prior twelve months to provide funds for operations.

INCOME TAXES

Income tax expense was not significant in the quarter ended March 31, 2003 or the quarter ended March 31, 2002 due to the loss incurred from operations.

NET INCOME (LOSS)

The net loss of $1,514,084 for the quarter ended March 31, 2003 was $1,521,131 lower than the net income of $7,047 in the quarter ended March 31, 2002. This is mainly the result of increased interest and financing costs.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003 the Company had $79,689 of cash and cash equivalents versus $89,907 at December 31, 2002. The operating loss for the quarter ended March 31, 2003 was funded by additional long-term borrowings discussed previously.

The Company's current portion of long-term debt has decreased from $113,569 at December 31, 2002 to $86,089 at March 31, 2003. The decrease is due to refinancing as discussed previously.

                           CRITICAL ACCOUNTING ISSUES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

Revenue recognition

Racing revenues include our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and our share of wagering from import and export simulcasting. The vast majority of wagers are in the form of cash and we do not grant credit to our customers to a significant extent. Our receivables consist principally of amounts due from simulcasting of our races to other racetracks and their OTWs. Historically, we have not experienced any significant bad debts from uncollected receivables.

Valuation of long-lived tangible and intangible assets

At March 31, 2003, we had a net property and equipment balance of $5,409,349, representing 55% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Accounting for income taxes

We account for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The realizability of the deferred tax assets is evaluated by assessing the likelihood of realization and by adjusting the amount of the valuation allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In our opinion, adequate provisions for income taxes have been made for all periods.

RECENT ACCOUNTING STANDARDS

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Through September 30, 2003, Interpretation No. 46 has not had any effect on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk or related strategies during the quarter ended March 31, 2003.

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

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

Subject to the limitations described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Mid-State Raceway, Inc. and subsidiary required to be included in The Company's periodic SEC filings.

(b) Changes in Internal Controls.

There have been no significant changes in The Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

Information in response to this item is incorporated by reference to the information set forth in "Note 4 Litigation" in the Notes to Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

         ITEM 5. OTHER INFORMATION

None.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 Certification of Chief Executive Officer

Exhibit 31.2 Certification of Chief Financial Officer

Exhibit 32.1 Sarbanes-Oxley Certification - Chief Executive Officer

Exhibit 32.2 Sarbanes-Oxley Certification - Chief Financial Officer

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MID-STATE RACEWAY, INC.

DATE: MARCH 22, 2004             BY: /S/ HOOLAE PAOA
                                     ------------------------------
                                     Hoolae Paoa
                                     President and Chief Executive Officer

                                 BY: /S/ WILLIAM B. THORNTON
                                      ------------------------------
                                      William B. Thornton
                                      Principal Financial and Accounting Officer