Form 10-Q
period 2003-06-30
MID STATE RACEWAY INC
filed 2004-03-25
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly period ended June 30, 2003

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______________ to _______________

                  Commission File No.  0-1607

                             MID-STATE RACEWAY, INC.

--------------------------------------------------------------------------------
      (Exact name of Registrants as specified in their respective charters)


              New York                               15-0555258
--------------------------------------   -------------------------------------
    (State or Other Jurisdiction           (IRS Employer Identification No.)
  of Incorporation or Organization)

     PO Box 860, Vernon, New York                       13476
----------------------------------------   -----------------------------------
(Address of Principal Executive Offices)             (Zip Code)

             Registrant's Telephone Number, Including Area Code:  (315) 829-2201

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
[ ] YES        [X] NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                         Outstanding June 30, 2003
         -----                                         -------------------------
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

TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.               FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets
                  -June 30, 2003 and December 31, 2002.......................................................    4

                  Condensed Consolidated Statements of Operations
                  -Three months ended June 30, 2003 and June 30, 2002
                  -Six months ended June 30, 2003 and June 30, 2002..........................................    6

                  Condensed Consolidated Statements of Cash Flows
                  -Six months ended June 30, 2003 and June 30, 2002..........................................    7

                  Notes to Consolidated Financial Statements.................................................    8

Item 2.           Management's Discussion and Analysis of the Financial
                      Condition and Results of Operations....................................................   12

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.................................   14

Item 4.           Controls and Procedures....................................................................   14

PART II.              OTHER INFORMATION

Item 1.           Legal Proceedings..........................................................................   15

Item 2.           Changes in Securities and Use of Proceeds..................................................   15

Item 3.           Defaults Upon Senior Securities............................................................   15

Item 4.           Submission of Matters to a Vote of Security Holders........................................   15

Item 5.           Other Information..........................................................................   16

Item 6.           Exhibits and Reports on Form 8-K...........................................................   16

Signatures
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                  (UNAUDITED)
                                                                                    JUNE 30,            DECEMBER 31,
                             ASSETS                                                  2003                  2002
                             ------                                               -----------           ------------
CURRENT ASSETS
   Cash and cash equivalents                                                    $     474,529          $    89,907
   Restricted cash                                                                    499,238              253,794
 Other  receivables, net of allowance for doubtful
    accounts of $10,000 in 2002 and 2003                                            1,126,730              401,135
   Prepaid interest and other                                                       2,096,530            1,821,727
                                                                                -------------          -----------
             Total current assets                                                   4,197,027            2,566,563

PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment                                                17,859,998           17,778,070
   Other properties                                                                   121,671              121,671
                                                                                -------------          -----------

                                                                                   17,981,669           17,899,741
   Less accumulated depreciation                                                   12,582,991           12,412,951
                                                                                -------------          -----------

                                                                                    5,398,678            5,486,790

OTHER ASSETS                                                                        1,992,501              574,083
                                                                                -------------          -----------

                                                                                $  11,588,206          $ 8,627,436
                                                                                =============          ===========

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                       (UNAUDITED)
                                                                                         JUNE 30,           DECEMBER 31,
               LIABILITIES AND SHAREHOLDERS' EQUITY                                        2003                 2002
                                                                                       -----------          ------------
CURRENT LIABILITIES
   Lines of credit                                                                   $          -            $         -
   Current portion of long term debt                                                       59,828                113,569
   Accounts payable and accrued expenses                                                1,501,745              1,638,161
   Uncashed winning tickets                                                                10,218                 66,333
   Purse funds payable                                                                          -                495,000
   Deposits and other current liabilities                                                 187,637                196,110
   Retention for capital improvements                                                      41,735                 27,534
   Deferred grant revenue                                                                  48,000                 80,000
                                                                                     ------------            -----------

             Total current liabilities                                                  1,849,164              2,616,707

LONG-TERM DEBT, NET OF CURRENT PORTION                                                 20,505,901             13,174,825

SHAREHOLDERS' EQUITY
   Common stock, par value $.10 per share;authorized 10,000,000 shares;
    issued and outstanding 442,766 in 2002 and 2001                                        44,277                 44,277
   Additional paid-in-capital                                                           2,084,909              2,084,909
   Accumulated deficit                                                                (12,896,045)            (9,293,282)

             Total shareholders' equity                                               (10,766,859)            (7,164,096)
                                                                                     ------------            -----------

                                                                                     $ 11,588,206            $ 8,627,436
                                                                                     ============            ===========

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                             Three Months Ended                       Six Months Ended
                                                        June 30,            June 30,            June 30,            June 30,
                                                          2003                2002                2003                2002
                                                        27 Racing           27 Racing          27 Racing           27 Racing
                                                          Days                Days                Days                Days
                                                     ----------------    ----------------    ----------------    ----------------
                                                                 (Unaudited)                             (Unaudited)
Operating Revenues                                   $     2,361,111      $   2,407,606       $   3,846,708       $   4,027,566

Operating Expenses                                         2,859,350          2,946,428           4,595,093           4,441,266
                                                     ---------------      -------------       -------------       -------------

Income (loss) from operations                               (498,239)          (538,822)           (748,385)           (413,700)
                                                     ---------------      -------------       -------------       -------------


Other income (loss):
   Special events income (loss), net                         141,495              5,438             184,284              42,887
   Commissions for capital improvements                            -                  -                   -                   -
   Aid from state and local governments                            -                  -                   -                   -
   Gain (loss) on Sale of Other Assets                             -                190                   -                 343
   Investment (expense) income                                 5,203                  -              28,614                   -
   Interest expense                                         (500,455)          (342,299)         (1,008,175)           (496,776)
   Financing costs                                        (1,236,683)          (132,599)         (2,059,101)           (132,599)
                                                     ---------------      -------------       -------------       -------------
      Total other income (loss)                           (1,590,440)          (469,270)         (2,854,378)           (586,145)
                                                     ---------------      -------------       -------------       -------------

Income (loss) before provision for federal
   and state income taxes                                 (2,088,679)        (1,008,092)         (3,602,763)           (999,845)

Provision for federal and state income taxes
   currently payable                                               -                  -                   -              (1,200)
                                                     ---------------      -------------       -------------       -------------

Net income (loss)                                    $    (2,088,679)     $  (1,008,092)      $  (3,602,763)      $  (1,001,045)
                                                     ===============      =============       =============       =============

Net income (loss) per common share -
   basic and diluted                                 $         (4.72)     $       (2.28)      $       (8.14)      $       (2.26)
                                                     ===============      =============       =============       =============
Cash dividend per share                              $             -      $           -       $           -       $           -
                                                     ===============      =============       =============       =============

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          SIX MONTHS ENDED
                                                                                    JUNE 30,                JUNE 30,
                                                                                      2003                   2002
                                                                                ------------------     -----------------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                    $    (3,602,763)         $   (1,001,045)

     Adjustments to reconcile net income (loss) to net
     cash provided by (used) in operating activities:
        Depreciation                                                                     170,040                 172,026
        Realized and unrealized (gain) loss on investments                                     -                       -
        Imputed interest expense                                                               -                  69,243
        Loss on sale/disposal of equipment                                                     -                       -
     Changes in:

        Restricted cash                                                                 (245,444)               (111,050)

        Accounts and grants receivable                                                  (725,595)               (207,632)
        Prepaid interest and other                                                      (274,803)             (1,063,142)
        Other assets                                                                  (1,418,418)               (492,443)
        Accounts payable                                                                (136,416)                154,290
        Uncashed winning tickets and other current liabilities                           (64,587)                (12,177)
        Purse funds payable                                                             (495,000)                      -
        Deferred revenue                                                                 (32,000)                (96,000)
        Retention for capital improvements                                                14,201                  18,183
                                                                                 ---------------          --------------
             Net cash provided by (used) in operating activities                      (6,810,785)             (2,569,747)
                                                                                 ---------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities and sales of available-for-sale
        investment securities                                                                  -                       -
     Purchase of properties and equipment                                                (81,928)               (159,163)
                                                                                 ---------------          --------------
             Net cash used in investing activities                                       (81,928)               (159,163)
                                                                                 ---------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from debt, net of issuance costs                                        37,865,038               8,900,000
     Principal payments on line of credit and other debt                             (30,531,538)             (5,857,178)
     Principal payments on capital leases                                                (56,165)                (48,767)
                                                                                 ---------------          --------------
             Net cash provided by financing activities                                 7,277,335               2,994,055
                                                                                 ---------------          --------------

Net increase (decrease) in cash and cash equivalents                                     384,622                 265,145

Cash and cash equivalents at beginning of period                                          89,907                  41,287
                                                                                 ---------------          --------------

Cash and cash equivalents at end of period                                       $       474,529          $      306,432
                                                                                 ===============          ==============

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

$250,000 Sunset Management LLC Loan

During November 2003, Sunset Management LLC loaned to the Company on an unsecured basis the sum of $250,000 at the rate of 24% per annum. The Company promptly repaid this bridge loan and the interest expense with respect thereto was less than $4,000.00.

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

(d) On December 3, 2002, MSR was served with a summons and complaint from both its former President (John Signorelli) and a current Board member and then member of the Board's Audit Committee (Dominic Giambona) seeking, inter alia,
(i) monetary damages in the amount of $10 million and/or the issuance of warrants to acquire up to 175,000 shares with a strike price of $10 per share that would enable the plaintiffs to acquire such additional common stock upon payment of $1.75 million; such warrants allegedly to have anti-dilution and percentage maintenance protection for their combined interests of 39.9%; (ii) the issuance of 21,600 additional shares of common stock; the issuance of additional warrants with a strike price of $5 per share to enable each of them to maintain his present 17.19% interest in the future; and (iii) other declaratory, equitable, and monetary relief. Such shares and warrants have not been issued and the issuance of these shares and warrants has not been approved by the shareholders. The Company believes that it has valid defenses to the lawsuit, has asserted counterclaims against the plaintiffs based on various breaches of conduct and duties and intends to seek dismissal of the case. Discovery is on-going

(e) MSR is a defendant in several litigation matters involving its operations. Management believes that liabilities resulting from these lawsuits, if any, will be immaterial or covered by insurance policies.

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

The Company is also dependent upon a stable tax structure in the New York. Any change in the tax structure could have a material adverse affect on future results of operations.

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

                              RESULTS OF OPERATIONS

OPERATING REVENUES

During the quarter ended June 30, 2003, operating revenue decreased by $46,492 or 2% when compared to the quarter ended June 30, 2002. The decrease was largely due to lower simulcast and OTB revenues, which decreased by $88,621. The decrease is attributable to general economic conditions.

OPERATING EXPENSES

Operating expenses decreased by $87,078 or 3% and consisted mainly of a decrease in purses of $497,829 offset by increases in outside services of $225,402, utilities of $18,193 simulcast expenses of $43,564, payroll of $68,611, bad debts of $30,283 and other expenses of $24,461.

INTEREST EXPENSE

Increase in interest expense of $158,115 in the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 is due to the increase in the amount of long-term debt in the prior twelve months to provide funds for operations.

INCOME TAXES

Income tax expense was not significant in the quarter ended June 30, 2003 or the quarter ended June 30, 2002 due to the loss incurred from operations.

NET INCOME (LOSS)

The net loss of $2,088,682 for the quarter ended June 30, 2003 was $1,080,587 higher than the net loss of $1,088,092 in the quarter ended June 30, 2002. This is mainly the result of increased interest and financing costs.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003 the Company had $474,529 of cash and cash equivalents versus $89,907 at December 31, 2002. Operating loss for the quarter ended June 30, 2003 was funded by additional long-term borrowings discussed previously.

The Company's current portion of long-term debt has decreased from $113,569 at December 31, 2002 to $59,828 at June 30, 2003. The decrease is due to refinancing as discussed previously.

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

Valuation of long-lived tangible and intangible assets

At June 30, 2003, we had a net property and equipment balance of $5,398,678, representing 47% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk or related strategies during the quarter ended June 30, 2003.

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

                                  MID-STATE RACEWAY, INC.

DATE: MARCH 22, 2004         BY:  /S/ HOOLAE PAOA
                                ------------------------------------------------
                                      Hoolae Paoa
                                      President and Chief Executive Officer

                             BY:  /S/ WILLIAM B. THORNTON
                                ------------------------------------------------
                                      William B. Thornton
                                      Principal Financial and Accounting Officer