Form 10-Q
period 2003-09-30
MID STATE RACEWAY INC
filed 2004-03-25
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended September 30, 2003

                                       OR

         [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________to___________

                      Commission File No.  0-1607

                             MID-STATE RACEWAY, INC.
--------------------------------------------------------------------------------
      (Exact name of Registrants as specified in their respective charters)

                 New York                                15-0555258
---------------------------------------------  ---------------------------------
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
              or Organization)

       PO Box 860, Vernon, New York                        13476
--------------------------------------------   ---------------------------------
  (Address of Principal Executive Offices)               (Zip Code)

           Registrant's Telephone Number, Including Area Code:  (315) 829-2201

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
[ ] YES         [X] NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                             Outstanding September 30, 2003
         -----                             ------------------------------
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

TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I.               FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets
                  -September 30, 2003 and December 31, 2002...............................    4

                  Condensed Consolidated Statements of Operations
                  -Three months ended September 30, 2003 and September 30, 2002
                  -Nine months ended September 30, 2003 and September 30, 2002............    6

                  Condensed Consolidated Statements of Cash Flows
                  -Nine months ended September 30, 2003 and September 30, 2002............    7

                  Notes to Consolidated Financial Statements..............................    8

Item 2.           Management's Discussion and Analysis of the Financial
                      Condition and Results of Operations.................................   12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..............   14

Item 4.           Controls and Procedures.................................................   15

PART II.              OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................   15

Item 2.           Changes in Securities and Use of Proceeds...............................   16

Item 3.           Defaults Upon Senior Securities.........................................   16

Item 4.           Submission of Matters to a Vote of Security Holders.....................   16

Item 5.           Other Information.......................................................   16

Item 6.           Exhibits and Reports on Form 8-K........................................   16

Signatures
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED  BALANCE SHEET

                                                        (UNAUDITED)
                                                       SEPTEMBER 30,     DECEMBER 31,
                                                         2003               2002
                                                       -------------    --------------
                         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                           $     119,823    $       89,907
   Restricted cash                                           225,209           253,794
   Other receivables, net of allowance for doubtful
      accounts of $10,000 in 2003 and 2002                   323,679           401,135
   Prepaid interest and other                              1,610,306         1,821,727
                                                       -------------    --------------
             Total current assets                          2,279,017         2,566,563

PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment                       19,944,026        17,778,070
   Other Properties                                          121,671           121,671
                                                       -------------    --------------
                                                          20,065,697        17,899,741
   Less accumulated depreciation                          12,668,011        12,412,951
                                                       -------------    --------------
                                                           7,397,686         5,486,790
OTHER ASSETS                                               1,753,448           574,083
                                                       -------------    --------------
                                                       $  11,430,151    $    8,627,436
                                                       =============    ==============

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

                                                                             (UNAUDITED)
                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                2003               2002
                                                                           ---------------     --------------
             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Lines of credit                                                         $             -     $            -
   Deferred payments (V. I. P.)                                                  1,785,042                  -
   Current portion of long term debt                                                42,234            113,569
   Accounts payable and accrued expenses                                         1,570,545          1,638,161
   Uncashed winning tickets                                                         10,472             66,333
   Purse funds payable                                                                   -            495,000
   Deposits and other current liabilities                                          190,470            196,110
   Retention for capital improvements                                               32,011             27,534
   Deferred grant revenue                                                                -             80,000
                                                                           ---------------     --------------

             Total current liabilities                                           3,630,774          2,616,707

LONG-TERM DEBT, NET OF CURRENT PORTION                                          20,505,901         13,174,825

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $.10 per share;authorized 10,000,000 shares;
    issued and outstanding 442,766 in 2003 and 2002                                 44,277             44,277
   Additional paid-in-capital                                                    2,084,909          2,084,909
   Accumulated deficit                                                         (14,835,710)        (9,293,282)

             Total shareholders' deficit                                       (12,706,524)        (7,164,096)
                                                                           ---------------     --------------

                                                                           $    11,430,151     $    8,627,436
                                                                           ===============     ==============

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                      Three Months Ended                 Nine Months Ended
                                                September 30,     September 30,    September 30,    September 30,
                                                    2003              2002             2003             2002
                                                 38 Racing          39 Racing       65 Racing        66 Racing
                                                    Days               Days            Days             Days
                                                -------------     -------------    -------------    -------------
                                                          (Unaudited)                        (Unaudited)
Operating revenues                              $   2,704,891     $   2,763,367    $   6,551,599    $   6,790,933

Operating expenses                                  3,899,185         3,316,615        8,494,278        7,757,881
                                                -------------     -------------    -------------    -------------

Loss from operations                               (1,194,294)         (553,248)      (1,942,679)        (966,948)
                                                -------------     -------------    -------------    -------------

Other income (loss):
   Special events income (loss), net                   71,041            22,131          255,325           65,018
   Commissions for capital improvements                27,625            18,934           27,625           18,934
   Aid from state and local governments                     -                 -                -                -
   Gain (loss) on sale of other assets                      -                 -                -                -
   Investment (expense) income                          2,169             1,435           30,783            1,778
   Interest expense                                  (596,723)         (379,726)      (1,604,898)        (876,502)
   Financing costs                                   (249,483)         (629,226)      (2,308,584)        (761,825)
                                                -------------     -------------    -------------    -------------

      Total other income (loss)                      (745,371)         (966,452)      (3,599,749)      (1,552,597)
                                                -------------     -------------    -------------    -------------

Income (loss) before provision for federal
   and state income taxes                          (1,939,665)       (1,519,700)      (5,542,428)      (2,519,545)

Provision for federal and state income taxes
   currently payable                                        -                 -                            (1,200)
                                                -------------     -------------    -------------    -------------

Net loss                                        $  (1,939,665)    $  (1,519,700)   $  (5,542,428)   $  (2,520,745)
                                                =============     =============    =============    =============
Net loss per common share -
  basic and diluted                             $       (4.38)    $       (3.43)   $      (12.52)   $       (5.89)
                                                =============     =============    =============    =============
Cash dividend per share                         $           -     $           -    $           -    $           -
                                                =============     =============    =============    =============

            See notes to unaudited consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                                          2003                 2002
                                                                    ----------------     ----------------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                       $     (5,542,428)    $     (2,520,745)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation                                                         255,060              258,038
        Realized and unrealized gain on investments                                -                    -
        Imputed interest expense                                                   -               69,243
     Changes in:

        Restricted cash                                                       28,585             (322,944)

        Accounts and grants receivable                                        77,456               12,159
        Prepaid interest and other                                           211,421           (2,411,628)
        Other assets                                                      (1,179,365)            (789,365)
        Accounts payable                                                     (67,616)            (179,120)
        Uncashed winning tickets and other current liabilities               (61,501)              44,201
        Purse funds payable                                                 (495,000)                   -
        Deferred revenue                                                     (80,000)             (80,000)
        Retention for capital improvements                                     4,477               23,673
                                                                    ----------------     ----------------
             Net cash used in operating activities                        (6,848,411)          (5,896,488)
                                                                    ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities and sales of available-for-sale
        investment securities                                                      -                    -
     Purchase of properties and equipment                                 (2,165,956)            (279,997)
                                                                    ----------------     ----------------
             Net cash provided by (used in) investing activities          (2,165,956)            (279,997)
                                                                    ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt, net of issuance costs                            39,650,080           22,450,000
     Principal payments on line of credit and other debt                 (30,531,538)         (15,757,178)
     Principal payments on capital leases                                    (73,759)             (74,866)
                                                                    ----------------     ----------------
             Net cash provided by financing activities                     9,044,783            6,617,956
                                                                    ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                          29,916              441,471

Cash and cash equivalents at beginning of period                              89,907               41,287
                                                                    ----------------     ----------------

Cash and cash equivalents at end of period                          $        119,823     $        482,758
                                                                    ================     ================

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

(d) On December 3, 2002, MSR was served with a summons and complaint from both its former President (John Signorelli) and a current Board member and then member of the Board's Audit Committee (Dominic Giambona) seeking, inter alia,
(i) monetary damages in the amount of $10 million and/or the issuance of warrants to acquire up to 175,000 shares with a strike price of $10 per share that would enable the plaintiffs to acquire such additional common stock upon payment of $1.75 million; such warrants allegedly to have anti-dilution and percentage maintenance protection for their combined interests of 39.9%; (ii) the issuance of 21,600 additional shares of common stock; the issuance of additional warrants with a strike price of $5 per share to enable each of them to maintain his present 17.19% interest in the future; and (iii) other declaratory, equitable, and monetary relief. Such shares and warrants have not been issued and the issuance of these shares and warrants has not been approved by the shareholders. The Company believes that it has valid defenses to the lawsuit, has asserted counterclaims against the plaintiffs based on various breaches of conduct and duties and intends to seek dismissal of the case. Discovery is on-going.

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

                              RESULTS OF OPERATIONS

OPERATING REVENUES

Operating revenues for the nine months ended September 30, 2003 decreased by $239,334 or 4% and decreased by $58,476 or 2% for the quarter ended September 30, 2003 when compared to the same periods ending September 30, 2002.

The decrease in the revenue for the quarter ended September 30, 2003 is due to one less racing day in 2003 versus 2002 (38 days versus 39 days). The overall decrease in revenue for the nine months ended September 30, 2003 versus nine months ended September 30, 2002 is due to lower pari-mutuel revenues, which decreased by $328,926 offset by an increase in food, beverage and concessions revenue of $93,267.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2003 increased by $503,084 or 15% compared to the quarter ended September 30, 2002. This consisted mainly of a decrease in purses of $41,339 offset by increases in payroll of $54,820, outside services of $165,926, utilities of $76,832, food and beverage cost of $28,974, taxes other than payroll of $28,353 and other expenses of $163,215, which includes an increase in expenses paid to the Horseman's Association, in accordance with their contract.

For the nine months ended September 30, 2003, operating expenses were $656,911, or 8% higher than for the same period in 2002. This consisted of a decrease in purses of $456,490 offset by increases in payroll of $144,791, outside services of $513,589, a majority of which was legal fees associated with aforementioned litigation, utilities of $146,237, simulcast expenses of $32,309, food and beverage costs of $25,077, bad debts of $29,672, and other expenses of $208,788, which includes an increase in expenses paid to the Horseman's Association, in accordance with their contract.

INTEREST EXPENSE

Interest expense and financing costs for the quarter ended September 30, 2003 were $846,206 versus $1,008,952 for the same quarter in 2002. The expense for the nine months ended September 30, 2003 was $3,913,482 versus $1,638,327 for the nine months ended September 30, 2002 and is due to increases in the amount of long-term debt in the last twelve months to fund operations as well as increases in the effective interest rate and financing costs related to the debt.

INCOME TAXES

Income tax expense was not significant in the quarter ended September 30, 2003 or the quarter ended September 30, 2002 due to the loss incurred from operations.

NET INCOME (LOSS)

The net loss for the quarter and nine months ended September 30, 2003 was more than the loss incurred for the same periods in 2002, by $419,965 and $3,021,683, respectively, mainly due to the increase interest expense and financing costs discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003 the Company had $119,823 of cash and cash equivalents versus $89,907 at December 31, 2002. Operating losses for the quarter ended September 30, 2003 was funded by additional long-term borrowings discussed previously.

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

Valuation of long-lived tangible and intangible assets

At September 30, 2003 we had a net property and equipment balance of $7,397,686, representing 65% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's market risk or related strategies during the quarter ended September 30, 2003.

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