Form 10-K
period 2003-12-31
MID STATE RACEWAY INC
filed 2004-04-15
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2003

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

[X] YES  [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ] YES  [X] NO

         The aggregate market value of the voting stock held by non-affiliates of the Company as of June 30, 2003 was $1,868,415 based upon the average closing bid and ask price of such stock on such day.

         Indicate the number of shares outstanding of each of the Company's classes of common stock, as of April 14, 2004: 892,766 shares

         Securities registered pursuant to Section 12(b) of the Act: none

         Securities registered pursuant to Section 12(g) of the Act: common stock, $0.10 par value

TABLE OF CONTENTS

                                                                                                                         PAGE
                                                                                                                         ----
PART I.

Item 1.        Business.............................................................................................       3

Item 2.        Properties...........................................................................................       4

Item 3.        Legal Proceedings....................................................................................       4

Item 4.        Submission of Matters to a Vote of Security Holders..................................................       6

PART II.

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters................................       6

Item 6.        Selected Consolidated Financial Data.................................................................       7

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                    Operations......................................................................................       8

Item 7A.       Qualitative and Quantitative Disclosures about Market Risk...........................................      14

Item 8.        Financial Statements and Supplementary Data..........................................................      15

Item 9.        Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure............................................................................      15

Item 9A.       Controls and Procedures..............................................................................      15

PART III.

Item 10.       Directors and Executive Officers of the Registrant...................................................      16

Item 11.       Executive Compensation...............................................................................      18

Item 12.       Security Ownership of Certain Beneficial Owners and Management.......................................      19

Item 13.       Certain Relationships and Related Transactions.......................................................      20

Item 14.       Principal Accountant Fees and Services...............................................................      21

PART IV.

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................      21

Signatures
Exhibits

PART I.

ITEM 1.  BUSINESS

         (a) Mid-State Raceway, Inc., ("MSR" or the "Company"), owns and operates a harness horse race track (the "Track" or "Vernon Downs") known as Vernon Downs, situated in Vernon, New York. MSR is licensed under and subject to the regulations of the Pari-Mutuel Revenue Law and supervision of the New York State Racing and Wagering Board to conduct live harness racing at its track and to and simulcast racing to and from other tracks. Such licenses are subject to annual renewal.

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

         Vernon Hospitality, Inc. (formed in June 2000) and Vernon Productions, Inc. (formed in July 2000) are inactive wholly-owned subsidiaries of MSR.

         (b) The Company was engaged in one business segment during 2003, 2002 and 2001. In 2003 the Company (i) filed its application to be licensed as a video gaming agent so as to install and operate video lottery terminals (VLTs) at its facility in Vernon Downs, (ii) substantially constructed a 35,000 square foot "Racino" and (iii) commenced to hire and train a staff to operate the Racino. It is anticipated that operations at the VLT facility will commence in August 2004.

         (c) Generally, the Company is not in competition with other harness racing tracks in New York State for patrons. Saratoga Gaming and Raceway, a harness racing track, is located about 110 miles from Vernon, New York, and competes to some extent for the Vernon Downs customers primarily on weekend dates. Saratoga racetrack opened its VLT operations Racino in early 2004. However, their VLT operations are not expected to have a significant impact on VLT revenues of Mid-State Raceway, which is expected to open in August 2004.

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

         The Company employed a total of 117 full-time equivalent employees during the calendar year 2003.

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

ITEM 3.  LEGAL PROCEEDINGS

         (a) When MSR purchased Gwen Bennett's stock in Comfort Associates, Inc. ("CAI") on May 19, 2000, it agreed to indemnify her for any liability she may have had with respect to the Comfort Inn franchise agreement for the hotel. Following the purchase, MSR terminated the franchise agreement and Gwen Bennett was sued by Choice Hotels International for damages of approximately $557,000. She has answered the Complaint in such action claiming, among other things, that the signature on the franchise agreement was not hers. She has notified MSR of the claim and has requested indemnification if the suit is successful. The suit against Mrs. Bennett has been dismissed and MSR is in the process of preparing a motion of summary judgment seeking dismissal of the suit against MSR. However, there remains a cause of action against Mr. Patrick Bennett by CAI which in turn gives rise to a third party claim against the Company. The outcome of this action is not presently determinable.

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

         (d) On December 3, 2002, MSR was served with a summons and complaint from both its former President (John Signorelli) and a current Board member and then member of the Board's Audit Committee (Dominic Giambona) seeking, inter alia, (i) monetary damages in the amount of $10 million and/or the issuance of warrants to acquire up to 175,000 shares with a strike price of $10 per share that would enable the plaintiffs to acquire such additional common stock upon payment of $1.75 million; such warrants allegedly to have anti-dilution and percentage maintenance protection for their combined interests of 39.9%; (ii) the issuance of 21,600 additional shares of common stock; the issuance of additional warrants with a strike price of $5 per share to enable each of them to maintain his present 17.19% interest in the future; and (iii) other declaratory, equitable, and monetary relief. Such shares and warrants have not been issued and the issuance of these shares and warrants has not been approved by the shareholders. The Company believes that it has valid defenses to the lawsuit, has asserted counterclaims against the plaintiffs based on various breaches of conduct and duties and intends to seek dismissal of the case. Discovery is on going.

         (e) During November 2003 John Signorelli, a former officer of the Company and two other stockholders (one of whom owns 200 recently acquired shares of Common Stock) commenced an action in U.S. District Court for the Southern District of New York ("Signorelli Action") against the Company, certain of its directors and others alleging improprieties with respect to the below: "looting" and mismanagement. The Company believes that it has valid defenses to this action and, in addition, counterclaims the third party claims against one or more of the plaintiffs and other third parties. On March 5, 2004, this case was dismissed; however, plaintiffs have been given thirty (30) days to amend their complaint. As of April 5, 2004, the plaintiff had not amended the complaint.

         (f) MSR is a defendant in several litigation matters involving its operations. Management believes that liabilities resulting from these lawsuits, if any, will be immaterial or covered by insurance policies.

         (g) On December 30, 2003, MSR commenced an action against Jeffrey Gural, Vernon Downs Acquisition, LLC, Dominic Giambona, John Signorelli, James Wise and Paul Noyes alleging that the defendants embarked on a campaign to destroy the company through the dissemination of false information following the failed attempt by the defendants to purchase the company at a reduced cost. MSR has asserted causes of action generally were tortuous, interfered with contractual relations, breached fiduciary duty to the company both generally as board members and specifically for breach of confidentiality agreement, and by defamation. The defendants have answered the complaint and served discovery demands.

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

Quarter Ended                   High Bid               Low Bid
                                --------               -------
March 31, 2002                    9.00                   8.00
June 30, 2002                     8.00                   8.00
September 30, 2002                8.00                   8.00
December 31, 2002                 8.00                   8.00
March 31, 2003                    6.00                   5.00
June 30, 2003                     5.00                   5.00
September 30, 2003                7.50                   7.50
December 31, 2003                 7.50                   7.50

         (b) As of April 14, 2004, there were 500 holders of record of the Company's common stock.

         (c) There were no dividends declared during the years ended December 31, 2003 and 2002.

         There are no restrictions on the payment of dividends on the Company's common stock. Future payment of dividends will be within the discretion of the Company's Board of Directors and will depend on earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                                       YEAR ENDED       YEAR ENDED       YEAR ENDED       YEAR ENDED       YEAR ENDED
                                      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
OPERATING RESULTS                         2003             2002             2001             2000             1999
                                      ------------     ------------     ------------     ------------     ------------
   Number of racing days                        96               84               84               93              114
OPERATING REVENUES:
   Net Pari-mutuel commissions and
breakage                              $  4,736,522     $  5,301,079     $  5,504,645     $  4,996,851     $  5,439,471

   Room rental revenue                   2,188,198        2,110,754        1,882,666        1,410,333                -

   Admissions                                5,625           48,599           47,110           69,270           68,843
   Food, beverage and concessions        1,062,600          951,809          817,166          848,237          195,038

   Other revenues                          265,439          269,984          255,846          284,494          250,195
                                      ------------     ------------     ------------     ------------     ------------

      Total operating revenues           8,258,385        8,682,225        8,507,433        7,609,185        5,953,547
                                      ------------     ------------     ------------     ------------     ------------

OPERATING EXPENSES                      12,564,884       11,511,312       10,531,514        8,882,553        7,453,820
                                      ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                    (4,306,499)      (2,829,087)      (2,024,081)      (1,273,368)      (1,500,273)
                                      ------------     ------------     ------------     ------------     ------------

Other income (loss)                     (4,410,392)      (2,138,937)        (235,354)        (577,592)         135,059
                                      ------------     ------------     ------------     ------------     ------------

LOSS BEFORE EXTRAORDINARY ITEM          (8,716,891)      (4,969,224)      (2,262,191)      (1,474,868)      (1,368,967)
                                      ------------     ------------     ------------     ------------     ------------

EXTRAORDINARY ITEM - GAIN ON
EXTINGUISHMENT OF DEFERRED
RETIREMENT BENEFIT LIABILITY, NET
OF DEFERRED INCOME TAXES                                          -                -          593,261                -
                                      ------------     ------------     ------------     ------------     ------------
 NET LOSS                             $ (8,716,891)    $ (4,969,224)    $ (2,292,191)    $   (881,607)    $ (1,368,967)
                                      ============     ============     ============     ============     ============

Per share of common stock - basic
and diluted
    Net loss before extraordinary
item                                  $     (17.32)    $     (11.22)    $      (5.11)    $      (3.33)    $      (4.89)
    Extraordinary item                           -                -                -     $       1.34                -
    Net loss                          $     (17.32)    $     (11.22)    $      (5.11)    $      (1.99)    $      (4.89)
 Cash dividends per share                        -                -                -                -                -

FINANCIAL CONDITION

 Total Assets                         $ 12,544,655     $  8,627,436     $  6,166,181     $  6,993,375     $  4,386,727

 Total Liabilities                    $ 27,525,642     $ 15,791,532     $  8,361,053     $  6,917,030     $  3,477,595

 Total Shareholders' Equity
   (deficit)                          $(14,980,987)    $ (7,164,096)    $ (2,194,872)    $     76,345     $    909,132

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO DECEMBER 31, 2002

         During the year ended December 31, 2003 operating revenues decreased by 423,840 or 4.9% when compared to operating revenues for the year ended December 31, 2002 of $8,682,225.

         Although net wagering and simulcast revenue was down to $4,736,522 in 2003 from $5,301,079 in 2002, a decline of $564,557 or 10.6%, this was offset by increases in room revenue of $77,445 or 3.7%, and increased food and beverage concession revenue of $110,791 or 11.6%.

         The decline in wagering and simulcast revenue is attributed to general economic conditions. The increase in hotel revenue and food and beverage concession revenue is due to increased utilization of those facilities by patrons.

         Operating expenses for the year ended December 31, 2003 were $12,564,884 versus $11,511,312 for the year ended December 31, 2002, an increase of $1,053,572 or 9.2%.

         The major increase in operating expenses was the increase in outside services from $1,884,046 in 2002 to $2,849,914 in 2003. This increase of $965,868 is due, to the costs incurred related to legal and consulting fees paid in connection with the project to install video lottery terminals, obtain a racing license for the 2003 and 2004 racing season and various litigation described in Item 3.

         Other operating expenses consisted of 1) payroll costs which increased by $514,664, to $3,214,166 in 2003 versus $2,699,502 in 2002, due to the employment of personnel for the anticipated VLT operation, thus creating a higher head count and payroll expense; 2) utilities which increased $162,510 from $806,811 in 2002 to $969,321 in 2003 due to harsher winter conditions in 2003; 3) simulcast expenses, which increased slightly from $1,212,902 in 2002 to $1,246,894 in 2003.

         The loss from operations was $4,306,499 in 2003 versus a loss of $2,829,087 in 2002 or an increase in the loss by $1,477,412 mainly due to the increased operating expenses discussed above.

         Total interest expense and financing costs were in $4,762,583 in 2003 versus $2,351,491 in 2002. The increased costs in 2003 are a direct result of refinancing in 2003 which resulted in higher effective interest rates and fees associated with the refinancing as discussed in Note 4 of the Notes to the Consolidated Financial Statements.

         Overall the net loss for 2003 was $8,716,891 versus a loss of $4,969,224 or an increase in the loss of $3,747,667. The increase is a result of increased operating expenses and interest and financing charges in 2003 when compared to 2002.

         STATISTICAL COMPARISON:

         12 MONTHS ENDED DECEMBER 31, 2003 VS 12 MONTHS ENDED DECEMBER 31, 2002

                                                 TWELVE MONTHS ENDED
                                                      DECEMBER 31,              INCREASE
                                                 2003            2002          (DECREASE)
                                             ------------    ------------     ------------
GROSS HANDLE:
Live Harness                                 $  4,711,200    $  4,682,919     $     28,281
OTB & ITW                                       4,694,628       9,312,174       (4,617,546)
Thoroughbred Simulcast                          6,429,486       6,481,972          (52,486)
Harness Simulcast                               8,148,779       9,608,447       (1,459,668)
                                             ------------    ------------     ------------
                                               23,984,093      30,085,512       (6,101,419)

DAILY AVERAGE:
Live Harness Handle                          $     49,075    $     55,749     $     (6,674)
OTB & ITW Handle                                   48,902         110,859          (61,957)
Attendance (108,859 in 2003 and 85,352 in
2002)                                               1,134           1,016              118

LIVE RACING DAYS                                       96              84               12

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

         The major increase in operating expenses was the increase in purses from $1,896,896 in 2001 to $2,620,736 in 2002. This increase of $723,840 is due, in part, to the recording of under funded prior year purses of $553,000 as an expense in 2002.

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

         Total interest expense and financing costs were $2,351,491 in 2002 versus $632,224 in 2001. The increased costs in 2002 are a direct result of numerous refinancings in 2002, which resulted in higher effective interest rates, and fees associated with the refinancing as discussed in Note 4 of the Notes to the Consolidated Financial Statements.

         Overall the net loss for 2002 was $4,969,224 versus a loss of $2,262,191 or an increase in the loss of $2,707,033. The increase is a result of increased operating expenses and interest and financing charges in 2002 when compared to 2001.

         STATISTICAL COMPARISON:

         12 MONTHS ENDED DECEMBER 31, 2002 VS. 12 MONTHS ENDED DECEMBER 31, 2001

                                               TWELVE MONTHS ENDED
                                                    DECEMBER 31,               INCREASE
                                                2002           2001           (DECREASE)
                                            ------------    ------------     ------------
GROSS HANDLE:
Live Harness                                $  4,682,919    $  4,331,615     $    351,304
OTB & ITW                                      9,312,174       9,349,900          (37,726)
Thoroughbred Simulcast                         6,481,972       7,458,801         (976,829)
Harness Simulcast                              9,608,447       9,976,806         (368,359)
                                            ------------    ------------     ------------
                                              30,085,512      31,117,122       (1,031,610)

DAILY AVERAGE:
Live Harness Handle                         $     55,749    $     51,567     $      4,182
OTB & ITW Handle                                 110,859         111,308             (449)
Attendance (85,362 in 2002 and 72,548 in
2001)                                              1,016             864              152

LIVE RACING DAYS                                      84              84                0

LIQUIDITY AND CAPITAL RESOURCES

         The Company has continued to incur operating losses and working capital deficits. These conditions cast doubt about the Company's ability to continue as a going concern. As of December 2003, the Company had a working capital deficit of $1,495,649 and approximately $1,600,000 of remaining available financing from existing loan agreements to fund the VLT construction and start up costs. Losses for the twelve month period ended December 31, 2003 approximated $8,717,000 and net cash used in operating activities for the period approximated $4,996,000. Management expects to require approximately $500,000 per month to cover expected net operating losses on average until the estimated August 1, 2004 opening date of the VLT facility. Management is currently working to secure additional financing to fund operations through the opening of the VLT facility through the exercise of stock warrants or additional debt financing. There can be no assurances that such funding will be available.

         On April 12, 2004 Raceway Ventures, LLC, an unaffiliated third party acquired all of the outstanding stock and warrants, to purchase additional common stock, from the majority shareholder of Mid-State Raceway, Inc.

2003 LOAN AGREEMENTS AND OTHER FINANCING

$18,000,000 Loan Agreement

         On January 29, 2003, MSR and MSD entered into an $18,000,000 Loan Agreement with All Capital, LLC (an affiliate owned by a shareholder). This loan agreement was secured by a first mortgage on MSR and MSD land, buildings, and improvements and was also secured by the personal property of MSR and MSD. The $18,000,000 proceeds of this loan were applied to the extent of (a) $11,903,831 to refinance and consolidate a $15,000,000 loan, and (b) $3,689,169 for payment of loan commitment fees, a fund of one year interest reserve, and for payment of the costs associated with the loan. The remaining proceeds of the loan in the amount of $2,407,000 were to be disbursed for working capital for the partial funding for construction of facilities to be utilized for the installation and operation of video lottery terminals. The loan bore interest at the rate of 12% per annum and was to mature on July 31, 2004. The loan could be extended by MSR for up to four successive quarters, until July 30, 2005, subject to the payment of applicable extension fees. The interest reserve was funded by a portion of the loan proceeds and a credit for the unused balance of interest reserve maintained for the $15,000,000 loan. The loan agreement also required MSR to pay a commitment and loan fee equal to 8% of the loan; which fee was paid by MSR out of a portion of the loan proceeds. Additionally, in the event of VLT installation at MSR, the loan agreement required the Company to pay All Capital, LLC the greater of 2% gross or 6% net VLT revenues earned by MSR through the term of the loan in exchange for management services subject to the terms of a separate management agreement between All Capital, LLC and MSR.

$23,000,000 Loan Agreement

         On June 30, 2003, MSR and MSD (collectively the "Borrower") entered into a Loan Agreement (the "Loan Agreement") with Vestin Mortgage, Inc. (a Nevada corporation) pursuant to which Vestin Mortgage, Inc. ("Vestin") agreed to lend to the Borrower up to $23,000,000 (the "Vestin Loan"). The Vestin Loan was evidenced by a Consolidated Secured Promissory Note (the "note") in the original principal amount of $23,000,000 and was secured by (a) a first mortgage encumbering all of the real property and improvements thereon owned by the Borrowers and (b) a first priority security interest in all of the personal property of the Borrower. Additionally, the owner of All Capital, LLC had agreed to guarantee the payment of all interest (other than default interest) and principal payments due under the note until such time as video lottery terminals ("VLTs") are installed and operating at Vernon Downs Racetrack. Neither All Capital LLC nor its owner received any compensation in connection with the issuance of such guaranty. The loan bore interest at the rate of 11% per annum and was to mature on June 30, 2005. Additionally, Vestin had the right to designate three members to the Board of Directors of the applicant (none have been designated as of the date hereof by Vestin).

         On June 30, 2003, Vestin advanced $20,300,000 pursuant to the terms of the Loan Agreement and the note. Such proceeds were applied as follows: (a) $15,834,485 to All Capital, LLC ("All Capital") in satisfaction of the Borrowers obligation to All Capital pursuant to a certain $18,000,000 Consolidated Secured Promissory Note dated January 29, 2003 (which promissory note was assigned to Vestin); (b) $1,686,667 to fund the interest reserve; (c) $1,840,000 to the payment of loan commitment fees; (d) $150,000 to the payment of closing costs, and (e) $788,848 to working capital of the applicant. An additional $2,700,000 of loan proceeds may be drawn down by the Borrower in connection with the construction of a facility to house the VLT's and for working capital.

         By agreement dated June 30, 2003, Vestin sold a $3,000,000 junior participation in the Vestin Loan, the note (and the proceeds thereof), and the loan documents evidencing and/or securing the Vestin Loan and the note (the "Junior Participation"), to All Capital LLC. Payments of interest and principal on or with respect to the Junior Participation are junior and subordinate to the payment of Vestin of interest and principal on or with respect to Vestin's retained senior participation (the "Senior Participation") in and to the Vestin Loan, the note and the loan documents evidencing and/or securing the Vestin Loan and the note. During November 2003 Vestin repurchased the Junior Participation from All Capital LLC. By agreement dated June 30, 2003, Vestin sold an undivided interest in its Senior Participation to Owens Mortgage Investment Fund, a California general partnership ("Owens"); and thereafter, on July 9, 2003, repurchased such undivided interest from Owens.

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

$250,000 Sunset Management LLC Loan

         During November 2003, Sunset Management LLC (an affiliate of All Capital, LLC) loaned to the Company, on an unsecured basis, the sum of $250,000 at the rate of 25% per annum. The Company promptly repaid this bridge loan and the interest expense with respect thereto was less than $4,000.

RACING, SIMULCASTING AND VLT LICENSES

         In December 2002, the New York State Racing and Wagering Board (the "Board") denied MSR's application for 2003 racing and simulcast licenses. The Board's determination with respect to MSR's 2003 licenses was stayed by court order. 2003 license negotiations between MSR and the Board continued through the first quarter of 2003. In April 2003, MSR and the Board entered into a stipulation and settlement agreement(the "SS Agreement") which effectively granted MSR conditional racing and simulcast licenses for the 2003-racing season. The SS Agreement required that MSR and an associate of MSR's then major creditor (All Capital, LLC) complete new applications in a timely period and that the associate be subject to a background investigation by the Board. The SS Agreement further provided for a $25,000 fine (of which $15,000 was abated) for conduct committed by prior management in violation of the Board's rules and regulations.

         Concurrent with the SS Agreement, MSR and the associate entered into a separate agreement whereby the associate (who otherwise had no obligation to do so) agreed to file such application and cooperate with the Board's investigation. MSR agreed to reimburse the associate for all reasonable costs associated with complying with the Board's investigation. Further, as additional consideration, MSR agreed to pay an incentive fee of $280,000 to the associate over a 28-month period commencing May 2003. Also, in April 2003, in connection with the agreement, MSR granted the associate a warrant to purchase 23,300 shares of MSR common stock at a price of $8.58 per share. The warrant expires on April 8, 2008. From the proceeds of the increase in the Vestin Loan from $23,000,000 to $26,000,000, the Company paid in full (a) all sums due to the associate pursuant to the SS Agreement and (b) the Sunset Management LLC $250,000 loan.

         After first denying MSR a 2004 live racing and simulcast license on February 24, 2004, on March 22, 2004, the New York State Racing and Wagering Board ("NYSRWB") granted Mid State Raceway, Inc. live racing and simulcast licenses, conditioned on the following:

         1) The formation of a Racing Division which would exercise sole and exclusive authority with respect to operation and control of the Company's real and personal property located in Vernon, New York (the "Track"), except for the portion used for food and beverage, lodging, video gaming, or corporate purposes.

         2) The creation of the position of General Manager of the Racing Division who shall have full operational control over the Racing Division and its employees. The General Manager must be acceptable to and licensed by the NYSRWB. On March 18, 2004, the Company engaged Dennis Dowd, a former New Jersey Racing Commission chairman to be its General Manager of the Racing Division. Investor Shawn Scott and Hoolae Paoa are not allowed to influence racing operations - directly or indirectly - while they appeal the NYSRWB's December decision to deny them individual track management licenses.

         3) The adoption of a budget for the operation of the Racing Division during 2004 subject to the approval of the General Manager and the NYSRWB.

         4) The successful final inspection by the state Office of Fire Prevention and Control, which found 78 violations last year; all of which have been corrected.

         As of March 31, 2004, The Company believes it is in substantial compliance with the foregoing conditions

         The Company became bound by the conditions immediately upon the issuance of 2004 live racing and simulcast licenses and racing dates and the conditions will remain in effect until the first to occur of Shawn Scott receiving a license from the NYSRWB or Shawn Scott and Victoria Scott being divested of their shares of Common Stock of the Company and warrants to acquire shares of Common Stock of the Company.

         On April 12, 2004 Raceway Ventures, LLC, an unaffiliated third party acquired all of the outstanding stock and warrants, to purchase additional common stock, from the majority shareholder of Mid-State Raceway, Inc.

         The start of the 100 day racing season is anticipated to begin on April 23, 2004.

         The Company's application to the New York Lottery for approval to operate video lottery terminals "VLT" is still pending.

CONTRACTUAL OBLIGATIONS

         The Company's estimated future payments as of December 31, 2003 related to its material debt and other certain contractual obligations and the timing of those payments are set forth below. Since some of these payment amounts are not fixed, the amounts in the table may be estimates and the actual amounts may be different.

                                                 LESS THAN        1 -3            3-5      MORE THAN
   CONTRACTUAL OBLIGATIONS          TOTAL         1 YEAR          YEARS          YEARS      5 YEARS
                                 -----------    -----------    -----------    -----------  ---------
Long-term debt (1)               $24,234,076    $         -    $24,234,076    $         -     $  -
Capital lease obligations (2)        238,688        131,376         94,069         13,243        -
Operating leases (3)                 436,249        358,262         77,987              -        -
                                 -----------    -----------    -----------    -----------     ----
Total                            $24,909,013    $   489,638    $24,406,132    $    13,243     $  -
                                 -----------    -----------    -----------    -----------     ----

         (1)      Long-term debt represents a loan payable that matures in June
                  2005.

         (2) Capital lease obligations represent various equipment leases that mature at various dates through March 2008.

         (3) Operating leases represent equipment leased under non-cancelable operating leases expiring at various dates through December 2006.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates related to the valuation of property and equipment which may be significantly affected by changes in the regulatory environment in which the company operates. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 15 of the Form 10-K annual report.

         Our business can be impacted positively and negatively by legislative and regulatory changes, such as those previously described. Significant negative changes resulting from these activities could result in a significant impairment of our property and equipment in accordance with generally accepted accounting standards.

IMPACT OF RECENTLY ISSUED ACCOUNTING ANNOUNCEMENTS

         In January 2003 the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities". The statement requires consolidation of certain entities when one entity has a controlling interest in a second entity. This would apply to certain specific purpose entities regardless of the percentage of ownership. The interpretation was effective for the Company as of July 1, 2003 and its adoption had no impact on the consolidated financial statements.

         In May 2003 the Financial Accounting Standards Board issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement requires reclassification from equity to a liability classification in the balance sheet of certain equity and financial instruments, including common stock, if certain criteria are met. The statement was effective for the quarter beginning July 1, 2003 and its adoption had no impact on the consolidated financial statements

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company presently does not hold any derivative financial instruments that would subject it to market risk inherent in derivative financial instruments.

         A significant portion of the Company's long-term debt, as refinanced throughout 2002 and in 2003 bears interest at a fixed rate of 11% in 2003. The fixed interest rate limits the amount of exposure that the Company has to increases in interest rates. However the Company pays a higher cost of funds when interest rates decline.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and the reports of the independent accountants are submitted under item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 15, 2003, Mid-State Raceway, Inc. received notice that Urbach Kahn & Werlin LLP, Certified Public Accountants (UK&W), the firm of independent accountants previously engaged as the principal accountants to audit the Company's financial statements, resigned. The resignation was unilateral and was communicated in a letter to the Company dated December 11, 2003 citing delinquent SEC filings as the principle reason for its resignation. The resignation was not requested or prompted by the Company. Subsequently, UK &W was reengaged on a limited scope basis to assist MSR in satisfying, its delinquent filing requirements under the Exchange Act of 1934.

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

         On January 15, 2004 the Audit Committee of the board of directors appointed Dannible & McKee, LLP as the Company's independent accountant.

ITEM 9A. CONTROLS AND PROCEDURES

         A.       Disclosure Controls and Procedures.

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

         B.       Changes in Internal Controls.

                  There have been no significant changes in The Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and officers of the Company as of March 30, 2004 are as follows:

                                                                Common Shares
                                                                 Beneficially
                                                Became           Owned as of
          Name                   Age           Director        December 1, 2003          Percent
------------------------       -------         --------        ----------------          --------
*   Paul V. Noyes                   72           1998                   -                      -
*   Dominic A. Giambona             64           1999              68,833                   7.71%
**  Edward A. Kiley                 62           1999                 250                    ***
    Deborah Bishop                  53           2002                   -                      -
*,**Jerry D. Mottern                45           2002                   -                      -
    Joan Rae Parker                 65           2002                   -                      -
*,**Victoria Ann Scott              61           2002             450,000                  50.41%
*   John Stone                      47           2002                   -                      -
    Hoolae Paoa                     53           2002                   -                      -

David E. Wilson                     67              -                    -                     -
William B. Thornton                 43              -                    -                     -

All officers and directors as a group                              519,083                 58.12%

*Member of Executive Committee

**Member of Audit Committee

***Less than one percent

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

EDWARD A. KILEY (age 61) has served as a Director since June 1999 and is currently secretary of the corporation. He is a 1964 graduate of Brown University and Dean's List and Cum Laude graduate of the Syracuse University School of Law. A member of the New York, Florida and United States Supreme court bars before retiring from the practice of law in 1995, he is currently employed as a financial planner. He is the eldest son of Vernon Downs founder William F. Kiley.

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

HOOLAE PAOA (age 53) is the Chairman of the Board, and CEO of Mid-State Raceway, Inc. His background is primarily in hospitality and facility development, including hotels, restaurants, retail centers, golf courses, racetracks and casinos. Mr. Paoa was recently responsible for the operations, expansion and ultimate sale of Delta Downs Racetrack and Casino. Born and raised in Hawaii, Mr. Paoa currently resides in Vernon, New York. The New York Racing and Wagering Board refused to renew Mr. Paoa's individual license to participate in New York racing on December 12, 2003.

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

WILLIAM B. THORNTON (age 43) was appointed Treasurer and Chief Financial Officer of the Company on March 16, 2004 replacing Rose H. Frawert who had served in such capacities since November 13, 2003. Mr. Thornton joins Mid-State Raceway with over twenty years in the gaming industry, most recently serving as Chief Financial Officer/Assistant General Manager for the Golden Phoenix Hotel, Casino, & Resort. At the Golden Phoenix, Mr. Thornton was one of only two executives with a Key Employee license. Prior experience includes the position of Property Controller for the Flamingo Reno, a Park Place Entertainment (now Caesar's Entertainment) business. He also serves as Corporate Chief Financial Officer for Total Management Services LLC (an affiliate of All Capital, LLC).

         The Audit Committee has not presently designated a member as the financial expert. Due to the size of the Company and lack of financial complexity, the committee does not presently anticipate adding a financial expert.

         Due to recent changes in the Board of Directors and time spent on financing issues the registrant has not presently adopted a code of ethics but intends to do so in 2004.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the last three fiscal years by the named Executive Officers.

                                                                   Consulting
     Name and Principal Position              Salary      Bonus       Fees
-------------------------------------        -------      -----    ----------
Justice M. Cheney
President and Chief Executive Officer
May 26, 2001 to December 31, 2001             39,118        -              -
January 1, 2002 to July 13, 2002              31,934        -              -
July, 14, 2002 to December 31, 2002                -        -        $19,250

John J. Signorelli
President and Chief Executive Officer
January 1, 2001 to April 21, 2001             37,049        -              -

Andy Goodell
President and Chief Executive Officer
July 1, 2002 to December 28, 2002             50,356        -              -

Hoolae Paoa
Chief Executive Officer
December 27, 2002 to Present                 120,000        -         78,000

         No other executive officer received an annual salary and bonus in excess of $100,000 during the fiscal years ended December 31, 2001, 2002 and 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At the close of business on December 31, 2003, the Company had outstanding 892,776 shares of common stock. No person or group is known by the Company to beneficially own more than 5% of the Company's common stock except as set forth in the following table.

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

         The Company had outstanding borrowings at December 31, 2001 of $166,500 with two board members, one of whom was an officer. The debt bears interest at 12%. Interest expense related to this loan approximated $20,000 in 2001. The amount outstanding was repaid in April 2002 with the refinancing discussed above.

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

         See elsewhere herein information with respect to the following transactions:

         (I) On August 28, 2002, the Company entered into a $15,000,000 Loan Agreement with All Capital, LLC replacing and refinancing existing financing agreements of: (1) $400,000 with Vernon, LLC, (2) $8,500,000 with All Capital, LLC and (3) $1,000,000 with All Capital, LLC.

         (II) On January 29, 2003, the Company entered into an $18,000,000 Loan Agreement with All Capital LLC.

         (III) On June 30, 2003, the Company entered into a $23,000,000 Loan Agreement with Vestin Mortgage, Inc.

         (IV) On June 30, 2003, the Company entered into a $3,000,000 Junior Participation Loan Agreement with Vestin Mortgage, Inc.

         In 2003, 2002, and 2001, MSR paid approximately $108,000, $59,000, and
$131,000, respectively, to related parties for consulting services, lodging, and interest.

         In December 2002, as a condition for the NYS Racing and Wagering Board (the "Board") to issue a license to its President and CEO, the Company advanced approximately $67,000 in the form of a security deposit to a third party for the benefit of its President and CEO. Upon the satisfaction by the President and CEO of the provisions of a certain undertaking given to the Board, the advance will be returned to MSR. Should the advance be applied to the benefit of the President and CEO it will, at that time, be treated as additional compensation.

         A Company owned by MSR's CEO has a consulting agreement with MSR to provide VLT consulting services to MSR in exchange for monthly payments of $6,500 through March 2004.

ITEM 14. ACCOUNTING FEES

Fees billed by the Company's principal accountants, Dannible & McKee, LLP in 2003 and Urbach Kahn & Werlin LLP in 2002, in the aggregate for each of the last two years were as follows:

                          2003           2002
                        -------        -------
Audit Fees:             $43,482        $78,150

 Tax Fees:              $11,208        $ 6,064

 All other fees:        $40,673        $ 8,361

There were no other fees billed for services other than those noted above. Prior to their appointment as independent auditors on January 15, 2004 Dannible & McKee, LLP assisted the Company with preparing regulatory filings for 2002 and prior years. Fees for these services are included in the caption "all other fees" and were approved in advance by the audit committee.

The fees for tax services represent fees for compliance related to Federal and state tax return preparation and filing.

The fees for audit and tax services for 2003 were proposed to the audit committee and approved by that committee in engagement letters. No other services were provided by the accountants that would require approval by the audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

                                                                          Page
                                                                          ----
(1)  Reports of Independent Auditors                                       F-1
     Consolidated Balance Sheets at December 31, 2003 and 2002             F-3
     Consolidated Statements of Operations for the years ended
          December 31, 2003, 2002 and 2001                                 F-4
     Consolidated Statements of Changes in Shareholders' Equity
          for the years ended December 31, 2003, 2002 and 2001             F-5
     Consolidated Statements of Cash Flows for the years ended
          December 31, 2003, 2002 and 2001                                 F-6
     Notes to Consolidated Financial Statements                            F-7

         All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

(b)      Reports on Form 8-K filed during the last quarter of 2003

         Form 8-K dated December 19, 2003 reporting change in the registrants auditors under Item 4.

         Form 8-K dated December 31, 2003 reporting the exercise of certain warrants to purchase 450,000 shares of stock under Item 1.

(c)      Exhibits:

21.1     Subsidiaries of the Registrant

31.1     Certification of CEO

31.2     Certification of CEO

32.1     Section 1350 Certification of CEO

32.2     Section 1350 Certification of CEO

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MID-STATE RACEWAY, INC.
                                         (Registrant)

                                  BY:    /S/ HOOLAE PAOA
                                     -------------------------------
                                             Hoolae Paoa
                                             Chief Executive Officer
                                             APRIL 14, 2004

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of April 2004.

/S/ HOOLAE PAOA
Hoolae Paoa
Chief Executive Officer

/S/ WILLIAM B. THORNTON
William B. Thornton
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of April 2004.

/S/HOOLAE PAOA
Hoolae Paoa
Chief Executive Officer and Chairman of the Board

/S/WILLIAM B. THORNTON
William B. Thornton
Treasurer and Chief Financial Officer


Edward A. Kiley
Secretary and Director

/S/VICTORIA SCOTT
Victoria Scott
Director

/S/JERRY MOTTERN
Jerry Mottern
Director

/S/DEBORAH BISHOP
Deborah Bishop
Director

/S/JOHN STONE
John Stone
Director

/S/JOAN PARKER
Joan Parker
Director


Paul Noyes
Director


Dominic Giambona
Director

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Mid-State Raceway, Inc.

         We have audited the accompanying consolidated balance sheet of Mid-State Raceway, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Raceway, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty,

                                                /s/ Dannible & McKee LLP
                                                ------------------------

Syracuse, New York
March 25, 2004

                                       F1

Mid-State Raceway, Inc.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Mid-State Raceway, Inc.

         We have audited the accompanying consolidated balance sheets of Mid-State Raceway, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As explained further in Notes 4(B) and 12 to the financial statements, subsequent to December 31, 2002, the Company refinanced substantially all of its debt and was granted a conditional racing and simulcast licenses for 2003 and 2004. In addition, as explained in Notes 12 and 13 to the financial statements, the Company has an application pending with the New York State Lottery for approval to operate video lottery terminals (VLT's). There can be no assurances, however, that the VLT project will be successfully implemented, that revenue projections of such will be met, and the VLT application will be approved.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Raceway, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ Urbach Kahn & Werlin
                                            ------------------------

Albany, New York
March 21, 2003

                                       F2

Mid-State Raceway, Inc.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

----------------------------------------------------------------------------------------------------------------------
                                                                                             2003             2002
----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                              $    195,099     $     89,907
  Restricted cash                                                                             296,412          253,794
  Accounts receivables, net of allowance for doubtful accounts of
   $20,000 in 2003 and $10,000 in 2002                                                        240,790          401,135
  Prepaid expenses (principally interest in 2003 & 2002)                                      839,022        1,821,727
----------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                 1,571,323        2,566,563
----------------------------------------------------------------------------------------------------------------------
PROPERTY, BUILDINGS AND EQUIPMENT
  Land, buildings and equipment                                                            21,792,286       17,778,070
  Other properties                                                                            121,671          121,671
----------------------------------------------------------------------------------------------------------------------
                                                                                           21,913,957       17,899,741
  Less accumulated depreciation                                                            12,765,108       12,412,951
----------------------------------------------------------------------------------------------------------------------
                                                                                            9,148,849        5,486,790
----------------------------------------------------------------------------------------------------------------------
DEBT ISSUANCE COSTS                                                                         1,824,483          574,083
----------------------------------------------------------------------------------------------------------------------
                                                                                         $ 12,544,655     $  8,627,436
======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long term debt                                                      $    112,454     $    113,569
  Accounts payable and accrued expenses                                                     1,775,167        1,638,161
  Uncashed winning tickets                                                                     70,267           66,333
  Purse funds payable                                                                          78,389          495,000
  Deposits and other current liabilities                                                      207,677          196,110
  Retention for capital improvements                                                           39,711           27,534
  VIP deferred payments                                                                       783,277                -
  Deferred grant revenue                                                                            -           80,000
----------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                            3,066,942        2,616,707
----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, net of current portion                                                     24,458,700       13,174,825
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                          27,525,642       15,791,532
----------------------------------------------------------------------------------------------------------------------
CONTINGENCIES (Note 12)
----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Common stock, par value $.10 per share;
   authorized 10,000,000 shares; issued and
   outstanding 892,766 shares in 2003 and 442,766 shares in 2002                               89,277           44,277
  Additional paid-in capital                                                                2,939,909        2,084,909
  Accumulated deficit                                                                     (18,010,173)      (9,293,282)
----------------------------------------------------------------------------------------------------------------------
       Total shareholders' deficit                                                        (14,980,987)      (7,164,096)
----------------------------------------------------------------------------------------------------------------------
                                                                                         $ 12,544,655     $  8,627,436
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements

                                       F3

Mid-State Raceway, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                        FOR THE YEAR           FOR THE YEAR        FOR THE YEAR
                                                                            ENDED                 ENDED               ENDED
                                                                        DECEMBER 31,           DECEMBER 31,        DECEMBER 31,
                                                                            2003                   2002                2001
                                                                      (96 RACING DAYS)       (84 RACING DAYS)    (93 RACING DAYS)
                                                                      ----------------       ----------------    ----------------
Operating revenues:
   Net pari-mutuel commissions and breakage from wagering:
     Vernon Downs Harness                                               $    903,003           $    921,853        $    837,718
     Off-track betting (OTB) and inter-track wagering (ITW)                1,136,163              1,370,520           1,433,419
     Simulcasting                                                          2,697,356              3,008,706           3,233,508
-------------------------------------------------------------------------------------------------------------------------------
                                                                           4,736,522              5,301,079           5,504,645
   Room rental revenue                                                     2,188,199              2,110,754           1,882,666
   Admissions                                                                  5,625                 48,599              47,110
   Food, beverage, and concessions                                         1,062,600                951,809             817,166
   Other revenues                                                            265,439                269,984             255,846
-------------------------------------------------------------------------------------------------------------------------------
        Total operating revenues                                           8,258,385              8,682,225           8,507,433
-------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Purses                                                                  1,750,206              2,620,736           1,896,896
   Payroll                                                                 3,214,166              2,699,502           2,746,811
   Taxes, other than income                                                  663,347                631,961             559,410
   Outside services and rentals                                            2,849,914              1,884,046           1,549,770
   Utilities                                                                 969,321                806,811             844,217
   Simulcasting expenses                                                   1,246,894              1,212,902           1,316,512
   Food and beverage costs                                                   529,268                484,735             471,765
   Depreciation                                                              385,331                422,054             445,357
   Bad debts                                                                  40,783                    740               4,897
   Other expenses                                                            915,654                747,825             695,879
-------------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                          12,564,884             11,511,312          10,531,514
-------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                      (4,306,499)            (2,829,087)         (2,024,081)
-------------------------------------------------------------------------------------------------------------------------------
Other income (loss):
   Special events income, net                                                267,896                 78,455             249,062
   Commissions for capital improvements                                       27,625                 70,853              46,668
   Aid from state and local governments                                       80,000                 80,000              80,550
   Loss on disposal of other assets                                          (24,921)                     -              (2,892)
   Investment (expense) income                                                 1,591                (16,754)             23,482
   Interest expense                                                       (2,186,598)            (1,374,385)           (632,224)
   Financing costs                                                        (2,575,985)              (977,106)                  -
-------------------------------------------------------------------------------------------------------------------------------
        Total other income (loss)                                         (4,410,392)            (2,138,937)           (235,354)
-------------------------------------------------------------------------------------------------------------------------------
Loss before (provision) benefit for federal and state
   income taxes and extraordinary item                                    (8,716,891)            (4,968,024)         (2,259,435)
-------------------------------------------------------------------------------------------------------------------------------
(Provision) benefit for federal and state income taxes:
   Currently payable                                                               -                 (1,200)             (2,756)
   Deferred benefit                                                                -                      -                   -
-------------------------------------------------------------------------------------------------------------------------------
        Total (provision) benefit for federal and state income taxes               -                 (1,200)             (2,756)
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                  (8,716,891)            (4,969,224)         (2,262,191)
-------------------------------------------------------------------------------------------------------------------------------
Net loss per common share - basic and diluted (Note 1)                        (17.32)                (11.22)              (5.11)
===============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements

                                       F4

Mid-State Raceway, Inc.

            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                                                         ACCUMULATED
                                                          COMMON STOCK       ADDITIONAL                     OTHER
                                                        -----------------      PAID-IN    ACCUMULATED   COMPREHENSIVE
                                                        SHARES    AMOUNT       CAPITAL      DEFICIT        INCOME          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2001                             442,766   $44,277    $2,084,909  $ (2,061,867)    $  9,026     $     76,345
                                                                                                                       ------------
Comprehensive loss

   Net loss for the year                                                                   (2,262,191)           -       (2,262,191)

   Unrealized gain on securities available for sale                                                 -       (9,026)          (9,026)
                                                                                         ------------------------------------------

     Total comprehensive loss                                                              (2,262,191)      (9,026)      (2,271,217)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                           442,766    44,277     2,084,909    (4,324,058)           -       (2,194,872)

   Net loss for the year                                                                   (4,969,224)           -       (4,969,224)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002                           442,766    44,277     2,084,909    (9,293,282)           -       (7,164,096)

   Net loss for the year                                                                   (8,716,891)           -       (8,716,891)

   Exercise of common stock warrants                    450,000    45,000       855,000             -            -          900,000
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003                           892,766   $89,277    $2,939,909  $(18,010,173)    $      -     $(14,980,987)
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements

                                       F5

Mid-State Raceway, Inc.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                 FOR THE YEAR       FOR THE YEAR      FOR THE YEAR
                                                                    ENDED              ENDED             ENDED
                                                                 DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                                     2003               2002              2001
                                                               (96 RACING DAYS)   (84 RACING DAYS)  (93 RACING DAYS)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $ (8,716,891)     $ (4,969,224)     $ (2,262,191)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                     385,331           422,054           445,357
     Amortization of prepaid financing costs                        2,575,985         2,091,243                 -
     Change in allowance for doubtful accounts                         40,783                 -                 -
     Realized (gain) loss on investments                                    -                 -           (28,227)
     Imputed interest expense                                               -                 -           263,105
     Loss on sale/disposal of equipment                                24,921                 -             2,892
     Changes in:
       Restricted cash                                                (42,618)          (60,891)          (65,335)
       Accounts receivable                                            119,562          (158,608)           68,845
       Prepaid expenses and other                                     982,705           (61,556)           45,492
       Other assets                                                         -                 -             8,904
       Accounts payable                                               103,437          (129,621)           32,355
       Uncashed winning tickets and other current liabilities          15,501            60,316           119,206
       Purse funds payable                                           (416,611)          495,000                 -
       Deferred revenue                                               (80,000)          (80,000)          160,000
       Retention for capital improvements                              12,177           (17,733)            5,375
--------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                     (4,995,718)       (2,409,020)       (1,204,222)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and sales of available-for-sale
   investment securities                                                    -                 -           520,676
  Proceeds from sale of equipment                                           -                 -            12,700
  Purchase of properties and equipment                             (3,249,703)         (289,372)         (182,603)
--------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities       (3,249,703)         (289,372)          350,773
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt, net of issuance costs                        11,644,791         2,872,005         1,141,000
  Principal payments on line of credit and other debt              (4,073,599)                -          (313,655)
  Exercise of common stock warrants                                   900,000
  Principal payments on capital leases                               (120,579)         (124,993)          (78,789)
--------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                  8,350,613         2,747,012           748,556
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  105,192            48,620          (104,893)
Cash and cash equivalents at beginning of year                         89,907            41,287           146,180
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                         $    195,099      $     89,907      $     41,287
====================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for:
      Interest                                                   $  1,038,927      $    290,148      $    351,228
      Income taxes                                                                 $      1,200      $      2,756
====================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Principal payments on debt through proceeds from refinancing
   of existing debt                                              $ 13,353,969      $ 15,816,178      $          -
  Payments on prepaid interest through proceeds from
   refinancing the existing debt                                 $  2,793,222      $  4,306,560      $          -
  Capital leases                                                 $     29,449      $     48,915      $     16,261
  Accounts payable incurred for property and equipment           $    793,159      $          -      $    $99,165
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements

                                       F6

Mid-State Raceway, Inc.

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

                  Mid-State Development Corporation ("MSD") is a wholly owned subsidiary of MSR. MSD operates concessions at the harness racing track owned by MSR, and operates a hotel adjacent to the track owned by MSR.

                  MSR and MSD sustained significant operating losses for each of the three years in the period ended December 31, 2003, resulting in a shareholder deficit of approximately $15,000,000 as of December 31, 2003. Management's plans with respect to this deficit financial position are described in Note 13.

         PRINCIPLES OF CONSOLIDATION:

                  The accompanying consolidated financial statements include the accounts of MSR and MSD and two inactive subsidiaries; Vernon Productions Inc. and Vernon Hospitality Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS:

                  For purposes of reporting cash flow, cash and cash equivalents include any highly liquid investments with a maturity of three months or less when purchased.

         RESTRICTED CASH:

                  Restricted cash represents refundable deposits, amounts due to horsemen for purses and deposits received for account wagering.

         RECEIVABLES AND CREDIT POLICIES:

                  Accounts receivable are unsecured customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Interest is not accrued on past-due invoices. Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to specific invoices identified on the customer's remittance advice. Customer account balances with invoices dated over 90 days old are considered delinquent.

                  The carrying amount of accounts receivable is reduced by a valuation allowance that represents management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

                                       F7

Mid-State Raceway, Inc.

         PROPERTY, BUILDINGS AND EQUIPMENT:

                  Property, buildings and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. For financial statement purposes, depreciation is computed using the straight line and accelerated methods over the estimated useful life as follows:

Land improvements                             5 to 20 years
Buildings and improvements                    10 to 40 years
Other structures                              15 to 31 1/2 years
Equipment                                     3 to 20 years

         NET LOSS PER COMMON SHARE:

                  Loss per share of common stock has been calculated based on the weighted average shares outstanding during each year. The weighted average number of common shares outstanding was 503,177, 442,766, and 442,766 for the years December 31, 2003, 2002 and 2001, respectively. Outstanding authorized stock warrants (see Note 12) totaled 1,471,000 and 1,897,700 at December 31, 2003 and 2002, respectively. All such warrants were excluded from all net loss per share calculations because their effect was anti-dilutive.

         ADVERTISING:

                  MSR follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $265,531, $136,106, and $77,160, for the years ended December 31, 2003, 2002, and 2001, respectively.

         INCOME TAXES:

                  The Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         REVENUE RECOGNITION:

                  MSR recognizes revenue for commissions from wagering, corporate sponsors, and admissions when the related racing event is run. Revenue from hotel and other services are recognized at the time the related service is performed. Commissions for capital improvements are recognized when the related qualifying expenditures are incurred.

         FINANCIAL INSTRUMENTS:

                  The Company maintains various financial instruments in the ordinary course of business, which consist of cash, accounts receivable and long-term debt. The carrying value of the Company's financial instruments approximates their fair value at December 31, 2003 and 2002. The fair values of long-term debt are determined using incremental

     Mid-State Raceway, Inc.

         borrowings rates available to the Company for similar types of borrowings. All other financial instruments are short-term in nature and their fair values are based on the amounts that they have been or will be settled for subsequent to the balance sheet date.

         LONG-LIVED ASSETS:

                  The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. No impairment has been recognized through December 31, 2003.

         DEBT ISSUANCE COSTS:

                  Debt issuance costs consist principally of loan commitment fees and closing costs and are amortized on the straight-line basis over the original term of the loan.

NOTE 2.  PROPERTY, BUILDINGS AND EQUIPMENT

                  Property, buildings and equipment consist of the following at December 31:

                                                              2003          2002
------------------------------------------------------------------------------------
Land, buildings and equipment:
   Land                                                    $    77,802   $    77,802
   Land improvements                                         1,922,304     1,932,192
   Buildings and improvements                               10,856,808    10,689,479
   Equipment                                                 5,017,514     4,940,783
   Construction in progress                                  3,917,858       137,814
------------------------------------------------------------------------------------
                                                            21,792,286    17,778,070
Other properties:
   Land                                                        121,671       121,671
------------------------------------------------------------------------------------
                                                            21,913,957    17,899,741
Less accumulated depreciation                               12,765,108    12,412,951
------------------------------------------------------------------------------------
                                                           $ 9,148,849   $ 5,486,790
====================================================================================

                  Depreciation expense was $385,331, $422,054, and $445,357 for 2003, 2002, and 2001 respectively. Total interest expense capitalized as a component of the cost of construction in progress was approximately $86,000 in 2003.

NOTE 3.  REAL ESTATE TAXES PAYABLE

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

    Mid-State Raceway, Inc.

         2002 school taxes. Additionally, as part of a delinquent tax payment agreement with Oneida County, the Company is required to pay the County $10,000 per month for ten months (March 2003 - December 2003) and $16,974 per month for 24 months (January 2004 - December 2005) to satisfy the delinquent tax liability.

                  Unpaid real estate taxes at December 31, 2003 and 2002 are included in accounts payable and accrued expenses.

NOTE 4.  LONG-TERM DEBT AND LEASE OBLIGATIONS

                  Long-term debt is comprised of the following at December 31:

                                                        2003                  2002
--------------------------------------------------------------------------------------
(A)     Note payable, All Capital, LLC               $         -           $12,966,500
(B)     Note payable, Vestin Mortgage, Inc.          $24,364,077                     -
(C)     Capital lease obligations                        207,077               321,894
--------------------------------------------------------------------------------------
        Current portion                               24,571,154            13,288,394
                                                         112,454               113,569
--------------------------------------------------------------------------------------
        Long-term debt, net                          $24,458,700           $13,174,825
======================================================================================

                  A description of significant long-term obligations at December 31, 2003 and 2002 is as follows:

                  (A). On August 28, 2002, MSR and MSD entered into a $15,000,000 Loan Agreement with All Capital, LLC (a Company owned by a shareholder). The loan agreement was funded in multiple installments and was secured by a first mortgage on MSR and MSD land, buildings and improvements. The $12,500,000 proceeds of the first installment of this loan were applied to the extent of (a) $9,900,000 to refinance and (b) $2,600,000 for working capital and payment of the costs associated with the loan. The remaining proceeds of the loan in the amount of $2,500,000 were to be disbursed in connection with and for the construction of facilities to be utilized for the installation and operation of video lottery terminals. The loan bore interest at the rate of 15% per annum and was scheduled to mature on August 28, 2003. The loan agreement required MSR to create an interest reserve account to hold the amount necessary to fund the payment of interest over the initial one year term of the loan funded through loan proceeds. In connection with the loan agreement, MSR issued stock warrants to All Capital, LLC. Under the terms of the loan agreement, All Capital, LLC retained the right to designate six members of the Board of Directors of MSR. This obligation was paid in full 2003.

                  (B). On June 30, 2003, MSR and MSD (collectively the "Borrower") entered into a Loan Agreement (the "Loan Agreement") with Vestin Mortgage, Inc. (a Nevada corporation) pursuant to which Vestin Mortgage, Inc. ("Vestin") agreed to lend to the Borrower up to $23,000,000 (the "Vestin Loan"). The Vestin Loan was evidenced by a Consolidated Secured Promissory Note (the "note") in the original principal amount of $23,000,000 and was secured by (a) a first mortgage encumbering all of

         Mid-State Raceway, Inc.

                           the real property and improvements thereon owned by the Borrowers and (b) a first priority security interest in all of the personal property of the Borrower. Additionally, the owner of All Capital, LLC had agreed to guarantee the payment of all interest (other than default interest) and principal payments due under the note until such time as video lottery terminals ("VLTs") are installed and operating at Vernon Downs Racetrack. Neither All Capital LLC nor its owner received any compensation in connection with the issuance of such guaranty. The loan bears interest at the rate of 11% per annum and is to mature on June 30, 2005. Additionally, Vestin has the right (which to date has not been exercised) to designate three members to the Board of Directors of the Company.

                           On June 30, 2003, Vestin advanced $20,300,000 pursuant to the terms of the Loan Agreement and the note. Such proceeds were applied as follows: (a) $15,834,485 to All Capital, LLC ("All Capital") in satisfaction of the Borrowers obligation; (b) $1,686,667 to fund the interest reserve; (c) $1,840,000 to the payment of loan commitment fees;
                           (d) $150,000 to the payment of closing costs, and (e) $788,848 to working capital of the applicant. The remaining proceeds may be drawn down by the Borrower. During November 2003, the Vestin Loan Agreement was modified to increase the maximum amount thereof to $26,000,000; and in connection with such modification the Company was required to pay additional loan commitment fees of $300,000. All of the remaining terms of the loan were unchanged. The note includes a provision in the event the video lottery terminals have not been installed by March 31, 2004 that the company is required to obtain an appraisal of all real and personal property. If the appraised value is less than the unpaid balance at that date the company must pay within 14 days of receipt of appraisal the shortfall.

                  (C) Various capital leases for equipment with monthly payments ranging from $190 to $2,168 including imputed interest from 6.9% to 16.3%. These leases mature at various dates through 2008.

                           At December 31, 2003 and 2002, the cost of equipment acquired through capital lease obligations totaled $553,689 and $583,197, respectively and is included in land, building, and equipment on the balance sheet. Accumulated depreciation related to these assets totaled $511,387 and $445,327 at December 31, 2003 and 2002 respectively.

                  The following is a schedule by years of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of December 31, 2003:

Mid-State Raceway, Inc.

YEAR ENDING DECEMBER 31                                                  AMOUNT
--------------------------------------------------------------------------------
   2004                                                                 $131,376
   2005                                                                   73,199
   2006                                                                   20,870
   2007                                                                   12,673
   2008                                                                      570
--------------------------------------------------------------------------------
     Total minimum lease payments                                        238,688
   Less amount representing interest                                      31,611
--------------------------------------------------------------------------------
     Present value of net minimum lease payments                         207,077
     Current maturities                                                  112,454
--------------------------------------------------------------------------------
Capital lease obligation, net of current maturities                     $ 94,623
================================================================================

NOTE 5.  SUMMARIZED QUARTERLY DATA (UNAUDITED)

                  Following is a summary of the quarterly results of operations for years ended December 31, 2002 and 2003:

                                                       FISCAL QUARTER ENDED
                                    ------------------------------------------------------------
2002                                  3/31/2002       6/30/2002       9/30/2002      12/31/2002
   Net revenues                     $ 1,619,960     $ 2,407,606     $ 2,763,367     $ 1,891,292
   Income (loss) from operations        125,122        (538,822)       (553,248)     (1,862,139)
   Net income (loss)                      7,047      (1,008,092)     (1,519,700)     (2,448,479)
   Net income (loss) per share      $      0.02     $     (2.28)    $     (3.43)    $     (5.53)
2003                                  3/31/2003       6/30/2003       9/30/2003      12/31/2003
   Net revenues                     $ 1,485,597     $ 2,361,111     $ 2,704,891     $ 1,706,786
   Loss from operations                (250,146)       (498,239)     (1,194,294)     (2,363,820)
   Net loss                          (1,514,084)     (2,088,679)     (1,939,665)     (3,174,463)
   Net loss per share               $     (3.42)    $     (4.72)    $     (4.38)    $     (4.82)

NOTE 6.  DEFERRED GRANT REVENUE

                  During 2001, MSR received $240,000 from Oneida County to mitigate costs associated with live racing. The agreement required MSR to continue live racing for a period of at least three years, beginning in 2001. If at any time during the three year period MSR discontinues live racing, or breaches any other portion of the agreement, a pro-rata share of the funds will be payable to Oneida County. Approximately $80,000 was earned pursuant to this grant during each of the years ending December 31, 2003, 2002 and 2001.

NOTE 7.  INCOME TAXES

                  Net deferred tax assets are provided for the temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The temporary differences that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effect are as follows. The net deferred tax asset at December 31, 2003 and 2002 has been offset by an

Mid-State Raceway, Inc.

         equivalent valuation allowance because of uncertainty concerning the Company's ability to utilize net operating loss carryforwards in future years.

                                                                       DECEMBER 31
                                                            2003                           2002
                                                ---------------------------    ---------------------------
                                                 TEMPORARY                      TEMPORARY
                                                 DIFFERENCE     TAX EFFECT      DIFFERENCE     TAX EFFECT
----------------------------------------------------------------------------------------------------------
Net operating loss carryforwards                $20,900,000    $  7,100,000    $12,178,000    $  4,141,000
Other                                               153,000          52,000          8,000           3,000
----------------------------------------------------------------------------------------------------------
                                                 21,053,000       7,152,000     12,186,000       4,144,000
Less valuation allowance                                  -      (7,152,000)             -      (4,144,000)
----------------------------------------------------------------------------------------------------------
                                                $21,053,000    $          -    $12,186,000    $          -
==========================================================================================================

                  The net operating loss carryforwards will expire at various dates from December 31, 2009 through December 31, 2023. Utilization of the net operating loss carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

                  A reconciliation of the provision (benefit) for income taxes to the statutory amount is as follows:

                                                                             FOR THE YEAR ENDED DECEMBER 31
                                                                    2003                   2002                   2001
                                                           ----------------------  ---------------------  ------------------------
                                                                AMOUNT       %         AMOUNT       %          AMOUNT          %
----------------------------------------------------------------------------------------------------------------------------------
Statutory federal income tax (benefit)                     $  (3,008,000)  (34.0)  $ (1,687,000)  (34.0)  $   (769,000)      (34.0)
Variances from statutory rate:
   Add state income tax, net of federal income
     tax benefit                                                       -                  1,200     0.1          2,756         0.1
   Increase (decrease) in valuation allowance                  3,008,000    34.0      1,687,000    34.0        743,200        32.9
   Other                                                               -                      -       -         25,800         1.1
----------------------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                       $           -       -   $      1,200     0.1   $      2,756         0.1
==================================================================================================================================

NOTE 8. LEASES

                  The Raceway leases equipment, including pari-mutuel totalisator equipment and services, under numerous operating lease agreements. Total lease rental expense for the years ended December 31, 2003, 2002, and 2001 amounted to $375,880, $337,545, and $400,227 of which approximately $285,000, $275,000, and $265,000 was paid on the totalisator contract for the respective years.

                  The totalisator operating lease agreement expires in 2004. Under the agreement, MSR is charged a flat fee for the equipment and services plus an additional amount that is dependent upon wager volume. Future minimum rental charges under operating lease agreements are as follows as of December 31, 2003:

         Mid-State Raceway, Inc.

2004                     358,262
2005                      57,473
2006                      20,514
---------------------------------
                       $ 436,249
=================================

NOTE 9.  PRIVATE PLACEMENT AND COMMON STOCK WARRANTS

                  On November 14, 2000, the Board of Directors authorized the issuance: (i) to each of two members of the Board of Directors, a common stock warrant to purchase up to 87,500 shares of common stock at the rate of $10 per share at any time prior to November 14, 2004; and
         (ii) to another member of the Board of Directors a common stock warrant to purchase up to 7,500 shares of common stock at the rate of $10 per share at any time prior to November 14, 2004. Stockholder consent with respect to these three common stock warrants has not been secured. In September 2000, MSR granted another board member a common stock warrant to purchase up to 2,500 shares of common stock at the rate of $10 per share at any time prior to August 31, 2004. Additionally, during March 2001.The Board of Directors authorized the issuance to two members of the Board of Directors common stock warrants to purchase 10,000 and 2,700 shares of common stock, respectively, at the rate of $10 per share at any time prior to March 19, 2005. All of the resolutions with respect to the six warrants described above were silent as to "anti-dilution" protection, and MSR has neither executed nor delivered any of such common stock warrants.

                  In connection with various 2002 loan transactions, the Company granted warrants to purchase a total of 1,700,000 shares of MSR common stock at $2 per share to the creditors associated with the 2002 loan transactions. In November 2003, 450,000 of these warrants were exercised for the purchase of common stock at $2 per share.

                  In April 2003 in connection with the stipulation and settlement agreement with the NYS Racing and Wagering Board, the Company issued warrants to purchase a total of 23,300 shares of MSR common stock at $8.58 per share to an associate of the Company's major creditor All Capital, LLC.

                  A summary of common stock warrants authorized by the Board of Directors as of December 31, 2003 is as follows:

                              NUMBER OF      EXERCISE           AUTHORIZED
                                STOCK          PRICE            EXPIRATION
    ISSUE DATE                WARRANTS       PER SHARE             DATE
-----------------------------------------------------------------------------
November 14, 2000               182,500        $  10          November 14, 2004
September 1 , 2000                2,500        $  10          August 31, 2004
March 19, 2001                   10,000        $  10          March 19, 2005
March 19, 2001                    2,700        $  10          March 19, 2005
April 1,2002                     50,000        $   2          March 31, 2007
July 16, 2002                   100,000        $   2          July 31, 2007
August 28, 2002               1,100,000        $   2          August 31, 2007
April 8, 2003                    23,300        $8.58          April 8, 2008

         Mid-State Raceway, Inc.

         Substantially all of the November 14, 2000 warrants are subject to litigation as described in Note 12. No value has been ascribed to the warrant issuances.

NOTE 10. OTHER RELATED PARTY TRANSACTIONS

                  In 2003, 2002, and 2001, MSR paid approximately $273,000, $59,000, and $131,000, respectively, to related parties for consulting services, lodging, and interest.

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

NOTE 11. PURCHASE OPTION AGREEMENT

                  On September 12, 2001, MSR's Board of Directors authorized its President and Chief Executive Officer to execute an exclusive option agreement for the sale of MSR to a group of private purchasers. The exclusive option agreement was formally executed on September 15, 2001 and granted the purchasers an exclusive irrevocable option to acquire MSR. If the exclusive option agreement was not approved by MSR's shareholders, MSR may be required to pay the purchasers a one-time payment of $130,000.

                  In April 2002, management notified the group of purchasers that the aforementioned exclusive purchase option agreement was terminated and of no further force and effect. As a result of the termination of the option agreement by MSR, the aforementioned $130,000 termination has been recorded as a liability in the December 31, 2003 and 2002 Consolidated Financial Statements.

NOTE 12. COMMITMENTS AND CONTINGENCIES

LETTER OF CREDIT

                  At December 31, 2003, the Company had a $100,000 letter of credit related to a pari-mutuel surety bond.

RACING AND SIMULCAST LICENSES

                  In December 2002, the New York State Racing and Wagering Board (the "Board") denied MSR's application for 2003 racing and simulcast licenses. In April 2003, MSR and the Board entered into a stipulation and settlement (the "SS Agreement") which effectively granted MSR conditional racing and simulcast licenses for the 2003-racing season. The SS Agreement

         Mid-State Raceway, Inc.

         requires that MSR and an associate of MSR's then major creditor complete new applications in a timely period and that the associate be subject to a background investigation by the Board. The SS Agreement further provided for a $25,000 fine (of which $15,000 was abated) for conduct committed by prior management in violation of the Board's rules and regulations.

                  Concurrent with the SS Agreement, MSR and the associate entered into a separate agreement whereby the associate (who otherwise had no obligation to do so) agreed to file such application and cooperate with the Board's investigation. MSR agreed to reimburse the associate for all reasonable costs associated with complying with the Board's investigation. Further, as additional consideration, MSR agreed to pay an incentive fee of $280,000 to the associate over a 28-month period commencing May 2003. Also, in April 2003, in connection with the agreement, MSR granted the associate a warrant to purchase 23,300 shares of MSR common stock at a price of $8.58 per share. The warrant expires on April 8, 2008. During 2003, the Company paid in full all sums due pursuant to the SS Agreement.

                  On March 22, 2004, the New York State Racing and Wagering Board ("NYSRWB") granted Mid State Raceway, Inc. (the "Company") 2004 live racing and simulcasting licenses conditioned on the following:

                  1) The formation of a Racing Division which would exercise sole and exclusive authority with respect to operation and control of the Company's real and personal property located in Vernon, New York (the "Track"), except for the portion used for food and beverage, lodging, or corporate purposes.

                  2) The creation of the position of General Manager of the Racing Division who shall have full operational control over the Racing Division and its employees. The General Manager must be acceptable to and licensed by the NYSRWB. On March 18, 2004, the Company engaged Dennis Dowd, a former New Jersey Racing Commission chairman to be General Manager of the Racing Division. Investor Shawn Scott and track President Hoolae Paoa are not allowed to influence racing operations - directly or indirectly - while they appeal the NYSRWB's December decision to deny the licenses.

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

                  The start of the 100 day racing season will be April 23, 2004.

         Mid-State Raceway, Inc.

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

                  The Company's application to the New York Lottery for approval to operate video lottery terminals is still pending

PURSE FUND AGREEMENT

                  MSR annually enters into agreements with the Harness Horse Association of Central New York (the "Association") to establish purse funding levels for harness meetings at MSR. At December 31, 2003 and 2002, the consolidated balance sheet includes approximately $78,000 and $495,000 in unpaid purse liabilities from prior years. In December 2003, MSR and the Association entered into an agreement that established MSR's 2004 funding at approximately $1,900,000.

LITIGATION

                  When MSR purchased Gwen Bennett's stock in Comfort Associates, Inc. ("CAI") on May 19, 2000, it agreed to indemnify her for any liability she may have had with respect to the Comfort Inn franchise agreement for the hotel. Following the purchase, MSR terminated the franchise agreement and Gwen Bennett was sued by Choice Hotels International for damages of approximately $557,000. She has answered the Complaint in such action claiming, among other things, that the signature on the franchise agreement was not hers. She has notified MSR of the claim and has requested indemnification if the suit is successful. The suit against Mrs. Bennett has been dismissed and MSR is in the process of preparing a motion of summary judgment seeking dismissal of the suit against MSR. However, there remains a cause of action against Mr. Patrick Bennett by CAI which in turn gives rise to a third party claim against the Company. The outcome of this action is not presently determinable.

                  In July 2002, MSR (along with certain MSR directors, Vernon, LLC (an affiliate of All Capital, LLC), All Capital, LLC, and its principal) was named as a defendant in a lawsuit filed by the group of private purchasers (see Note 11). The lawsuit alleges bad faith and breach of contract against MSR and seeks not less than $30 million in damages from MSR plus interest. The lawsuit also alleges fraud by certain MSR directors and seeks damages from those defendants to be determined at trial plus legal fees. In addition, the lawsuit alleges tortuous interference with contract by certain MSR directors, Vernon, LLC, All Capital, LLC, and its principal and seeks $30 million in damages from those defendants plus interest. The outcome of this lawsuit is not presently determinable and, as such, no provision for any unfavorable outcome that may arise from this litigation has been included in the financial statements.

         Mid-State Raceway, Inc.

                  On December 3, 2002, MSR was served with a summons and complaint from one former Board member and a current member of the Board seeking, inter alia, monetary damages in the amount of $10 million and/or the issuance of warrants to acquire up to 175,000 shares with a strike price of $10 per share that would enable the plaintiffs to acquire such additional common stock upon payment of $1.75 million, such shares allegedly to have anti-dilution protection for their combined interests of 39.9% (see Note 9), the issuance of 21,600 additional shares of common stock, and the issuance of additional warrants with a strike price of $5.00 per share to enable each of them to maintain his present 17.19% interest in the future and other declaratory, equitable, and monetary relief. The issuance of these shares and warrants has not been approved by the shareholders. The Company believes that it has valid defenses to the lawsuit, and intends to seek dismissal of the case. Additionally, MSR has filed counterclaims against these individuals.

                  During November 2003, John Signorelli, a former officer of the Company and two other stockholders (one of whom owns 200 recently acquired shares of Common Stock) commenced an action in U.S. District Court for the Southern District of New York ("Signorelli Action") against the Company, certain of its directors and others alleging improprieties with respect to "looting" and mismanagement. The Company believes that it has valid defenses to this action and. In addition, counterclaims and third party claims against one or more of the plaintiffs and other third parties. The time for the Company and other defendants to answer or otherwise move with respect to the complaint has been extended to January 12, 2004 by stipulation. On March 5, 2004 this case was dismissed. Plaintiffs have been given thirty (days) to amend their complaint.

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

DELINQUENT SECURITIES AND EXCHANGE COMMISSION (SEC) FILINGS

                  MSR has been delinquent in filing on a timely basis a number of periodic reports, including annual and quarterly financial information, required to be filed with the SEC. The consequences of the Company's failure to file these reports timely and the actions, if any, that the SEC might initiate against the Company in this connection, are not presently determinable.

ANTI-DILUTION STOCK

                  On January 11, 2001, the Board of Directors of MSR authorized the issuance of a total of 24,840 shares of common stock to four individual shareholders (three of whom were board members and two of whom were officers of MSR) in an effort to prevent the dilution of such shareholders' ownership interest in MSR, which includes 21,600 shares that are subject to pending litigation (see Note 12, Litigation). These anti-dilution shares of common stock were never issued by MSR. Due to the fact that these shares were authorized without consideration on the part of the shareholders, legal counsel for MSR has advised that any such issuance would not be valid. Further, since the stock certificates were not issued to the shareholders for the shares in question, legal counsel believes that MSR does not need to take any action to rescind the

         Mid-State Raceway, Inc.

         authorization for the issuance of such shares. On December 17, 2001 the Board of Directors clarified the minutes of the January 11, 2001 meeting to state the 24,840 shares of common stock will be issued for past services to MSR. However, issuance of the stock is subject to approval by the shareholders, by Board resolution.

NOTE 13. FINANCIAL CONDITION AND MANAGEMENT PLANS

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred continued operating losses and working capital deficits and these conditions raise substantial doubt about the Company's ability to continue as a going concern. As of December 2003, the Company had a working capital deficit of $1,495,619 and approximately $1,600,000 of remaining available financing from existing loan agreements to fund the VLT construction and start up costs. Losses for the twelve month period ended December 31, 2003 approximated $8,717,000 and net cash used in operating activities for the period approximated $4,996,000. In addition as discussed in Note 4 upon the completion of an appraisal of the property pursuant to the Vestin loan agreement the Company could be required to repay a portion of the debt in 2004. Management expects to require approximately $500,000 per month to cover expected net operating losses on average until the estimated August 1, 2004 opening date of the VLT facility. Management is currently working to secure additional financing to fund operations through the opening of the VLT facility through the exercise of stock warrants. In addition management has reduced the number of employees and reviewed and implemented other cost saving measures.

                  The Company expects to be profitable when the VLT's are in full operation. Circumstances that could affect the opening date and the amount of net revenue that will be ultimately realized from the VLT project include (i) the timing and number of machines installed, and
         (ii) approval by the New York State Lottery of a license for the Company to operate the VLT facility.

                  There are no assurances the VLT application will be approved and that the VLT project will be successfully implemented or that revenue projections will be met or that the VLT project will provide working capital to sustain the Company's operations. Furthermore, the future success of the Company is dependent on the successful resolution of the various lawsuits, contingencies and contingent liabilities discussed in Note 12.

NOTE 14. SUBSEQUENT EVENT (UNAUDITED)

                  On April 12, 2004, Raceway Ventures, LLC an unaffiliated third party acquired all of the outstanding stock and additional stock purchase warrants from the majority stockholder of Mid-State Raceway Inc.