Form 10-Q
period 2004-03-31
MID STATE RACEWAY INC
filed 2004-05-14
CIK 65914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

                           Commission File No. 0-1607
                                               ------


                             MID-STATE RACEWAY, INC.
-------------------------------------------------------------------------------
      (Exact name of Registrants as specified in their respective charters)


           New York                               15-0555258
--------------------------------        ---------------------------------
(State or Other Jurisdiction of         (IRS Employer Identification No.)
Incorporation or Organization)


     PO Box 860, Vernon, New York                         13476
---------------------------------------     ---------------------------------
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
[X] YES                        [ ] NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                 Outstanding March 31, 2004
         -----                                 --------------------------
common stock, $0.10 par value                           892,766 shares

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

TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


                  Condensed Consolidated Balance Sheets
                  -March 31, 2004 and December 31, 2003...........................................................5


                  Condensed Consolidated Statements of Operations
                  -Three months ended March 31, 2004 and March 31, 2003...........................................6


                  Condensed Consolidated Statements of Cash Flows
                  -Three months ended March 31, 2004 and March 31, 2003...........................................7

                  Notes to Condensed Consolidated Financial Statements............................................8

Item 2.           Management's Discussion and Analysis of the Financial
                      Condition and Results of Operations........................................................12

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.....................................13

Item 4.           Controls and Procedures........................................................................14


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................14

Item 2.           Changes in Securities and Use of Proceeds......................................................15

Item 3.           Defaults Upon Senior Securities................................................................15

Item 4.           Submission of Matters to a Vote of Security Holders............................................15

Item 5.           Other Information..............................................................................15

Item 6.           Exhibits and Reports on Form 8-K...............................................................15


Signatures
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MID-STATE RACEWAY, INC. AND SUBSIDIARY


CONDENSED CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------

                                                           (UNAUDITED)
                                                             MARCH 31,        DECEMBER 31,
                    ASSETS                                     2004               2003
                                                           -----------        -----------
CURRENT ASSETS
   Cash and cash equivalents                                   196,352        $   195,099
   Restricted cash                                             221,992            296,412
   Other receivables, net of allowance for doubtful
      accounts of $20,000 in 2004 and 2003                     211,217            240,790
   Prepaid interest and other                                  388,623            839,022
                                                           -----------        -----------

             Total current assets                            1,018,184          1,571,323

PROPERTY, PLANT AND EQUIPMENT
   Land, racing plant and equipment                         21,832,124         21,792,286
   Other Properties                                            121,671            121,671
                                                           -----------        -----------

                                                            21,953,795         21,913,957
   Less accumulated depreciation                            12,860,325         12,765,108
                                                           -----------        -----------

                                                             9,093,470          9,148,849

OTHER ASSETS                                                 1,500,401          1,824,483
                                                           -----------        -----------

                                                           $11,612,055        $12,544,655
                                                           ===========        ===========


       See notes to unaudited condensed consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY


CONDENSED CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------

                                                                           (UNAUDITED)
                                                                             MARCH 31,      DECEMBER 31,
                       LIABILITIES AND SHAREHOLDERS' EQUITY                   2004             2003
                                                                           ------------     ------------
CURRENT LIABILITIES

   Current portion of long term debt                                       $     86,389     $    112,454
   Accounts payable and accrued expenses                                      2,018,257        1,775,167
   Uncashed winning tickets                                                       9,905           70.267
   Purse funds payable                                                           71,763           78,389
   Deposits and other current liabilities                                       173,470          207,677
   Retention for capital improvements                                            39,783           39,711
   VIP deferred grant payments                                                  783,277          783,277
                                                                           ------------     ------------

             Total current liabilities                                        3,182,844        3,066,942

LONG-TERM DEBT, NET OF CURRENT PORTION                                       25,652,200       24,458,700

SHAREHOLDERS' EQUITY
   Common stock, par value $.10 per share;authorized 10,000,000 shares;
    issued and outstanding 892,766 in 2004 and 2003                              89,277           89,277
   Additional paid-in-capital                                                 2,939,909        2,939,909
   Accumulated deficit                                                      (20,252,175)     (18,010,173)

             Total shareholders' equity                                     (17,222,989)     (14,980,987)
                                                                           ------------     ------------

                                                                           $ 11,612,055     $ 12,544,655
                                                                           ============     ============

       See notes to unaudited condensed consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                       March 31, 2004   March 31, 2003
                                                                        0 Racing Days   0 Racing Days
                                                                        -------------   -------------
                                                                                 (Unaudited)
Operating Revenues                                                        1,169,929     $ 1,485,597

Operating Expenses                                                        2,463,119       1,735,743
                                                                        -----------     -----------

Income (loss) from operations                                            (1,293,190)       (250,146)
                                                                        -----------     -----------

Other income (loss):
   Special events income (loss), net                                         42,319          42,789
   Investment income (expense)                                                   46          23,411
   Interest expense                                                        (687,095)       (507,720)
   Financing costs                                                         (304,082)       (822,418)
                                                                        -----------     -----------
      Total other income (loss)                                            (948,812)     (1,263,938)
                                                                        -----------     -----------

Income (loss) before provision for federal and state
   income taxes                                                          (2,242,002)     (1,514,084)

Provision for federal and state income taxes
   currently payable
                                                                        -----------     -----------

Net income (loss)                                                        (2,242,002)    $(1,514,084)
                                                                        ===========     ===========


Income (loss) per common share - basic and diluted                            (2.51)    $     (3.42)
                                                                        ===========     ===========
Cash dividend per share                                                 $      --       $      --
                                                                        ===========     ===========

       See notes to unaudited condensed consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------

                                                                                             THREE MONTHS ENDED
                                                                                         MARCH 31,        MARCH 31,
                                                                                           2004             2003
                                                                                       ------------     ------------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                                   (2,242,002)    $ (1,514,084)

     Adjustments to reconcile net income (loss) to net cash provided by (used)
     in operating activities:
        Depreciation                                                                         95,217           85,020
     Changes in:

        Restricted cash                                                                      74,420         (484,459)

        Accounts and grants receivable                                                       29,573          178,740
        Prepaid interest and other                                                          450,399         (401,859)
        Other assets                                                                        324,082         (662,600)
        Accounts payable                                                                    243,090         (570,824)
        Uncashed winning tickets and other current liabilities                             (101,195)         (74,234)
        Retention for capital improvements                                                       72               71
                                                                                       ------------     ------------
             Net cash provided by (used) in operating activities                         (1,126,344)      (3,444,229)
                                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of properties and equipment, net                                              (39,838)          (7,579)
                                                                                       ------------     ------------
             Net cash used in investing activities                                          (39,838)          (7,579)
                                                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt, net of issuance costs                                            1,193,500       16,825,464
     Principal payments on line of credit and other debt                                       --        (13,353,970)
     Principal payments on capital leases                                                   (26,065)         (29,904)
                                                                                       ------------     ------------
             Net cash provided by financing activities                                    1,167,435        3,441,590
                                                                                       ------------     ------------

Net increase (decrease) in cash and cash equivalents                                          1,253          (10,218)

Cash and cash equivalents at beginning of period                                            195,099           89,907
                                                                                       ------------     ------------

Cash and cash equivalents at end of period                                             $    196,352     $     79,689
                                                                                       ============     ============

       See notes to unaudited condensed consolidated financial statements

MID-STATE RACEWAY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements of Mid-State Raceway, Inc. and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of December 31, 2003 has been derived from the audited balance sheet included in the Company's annual report filed on Form 10-K. In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for interim periods. Results shown for the latest interim period are not necessarily indicative of the results to be obtained for a full fiscal year.

The unaudited financial statements include the accounts of the Company and its subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

2. LITIGATION

(a) When MSR purchased Gwen Bennett's stock in Comfort Associates, Inc. ("CAI") which operated the hotel on May 19, 2000, it agreed to indemnify her for any liability she may have had with respect to the Comfort Inn franchise agreement for the hotel. Following the purchase, MSR terminated the franchise agreement and Gwen Bennett was sued by Choice Hotels International for damages of approximately $557,000. She has answered the Complaint in such action claiming, among other things, that the signature on the franchise agreement was not hers. She has notified MSR of the claim and has requested indemnification if the suit is successful. MSR believes that Mrs. Bennett did not sign the agreement and accordingly believes it is likely that the lawsuit will not be successful. The suit against Mrs. Bennett has been dismissed and MSR is in the process of preparing a motion of summary judgement seeking dismissal of the suit against MSR. However, there remains a cause of action against Mr. Patrick Bennett by CAI, which in turn gives rise to a third party claim against the Company. The outcome of this action is not presently determinable,

(b) In 2001, the New York State Legislature approved video lottery terminal
(VGM) legislation to allow for the installation and operation of Vim's at New York State harness race tracks. MSR is currently working with the New York State Lottery Commission on implementation of the activities allowed by the VGM legislation. MSR has been initially authorized to install 1,087 and up to 2,500, based on activity performance, VGM 's on its Track premises.

As a result of this legislation, MSR was named as a defendant in two separate lawsuits challenging the legality of the legislation and the operation of VGM 's at harness race tracks. The outcome of these lawsuits is not presently determinable.

(c) In July 2002, MSR (along with certain MSR directors, Shawn A. Scott, Vernon, LLC, and All Capital, LLC) was named as a defendant in a lawsuit filed by a group of private purchasers. The lawsuit alleges bad faith and breach of contract against MSR and seeks not less than $30 million in damages from the Raceway plus interest. The lawsuit also alleges fraud by certain MSR directors and seeks damages from those defendants to be determined at trial plus legal fees. In addition, the lawsuit alleges tortuous interference with contract by certain MSR directors, Shawn A. Scott, Vernon, LLC, and All Capital, LLC and seeks $30 million in damages from those defendants plus interest. The agreement upon which the action is based contains a provision for the payment of a $130,000 "break up fee" which has been recorded in the financial statements. This action was dismissed for failure of prosecution by the plaintiff but was subsequently re-instituted and is presently pending. The Company has notified its insurance carrier of the commencement and pendency of the subject action. The outcome of this lawsuit is not presently determinable and, as such, no provision for any unfavorable outcome that may arise from this litigation has been included in the financial statements

(d) On December 3, 2002, MSR was served with a summons and complaint from both its former President (John Signorelli) and a current Board member and then member of the Board's Audit Committee (Dominic Giambona) seeking, inter alia,
(i) monetary damages in the amount of $10 million and/or the issuance of warrants to acquire up to 175,000 shares with a strike price of $10 per share that would enable the plaintiffs to acquire such additional common stock upon payment of $1.75 million; such warrants allegedly to have anti-dilution and percentage maintenance protection for their combined interests of 39.9%; (ii) the issuance of 21,600 additional shares of common stock; the issuance of additional warrants with a strike price of $5 per share to enable each of them to maintain his present 17.19% interest in the future; and (iii) other declaratory, equitable, and monetary relief. Such shares and warrants have not been issued and the issuance of these shares and warrants has not been approved by the shareholders. The Company believes that it has valid defenses to the lawsuit, has asserted counterclaims against the plaintiffs based on various breaches of conduct and duties and intends to seek dismissal of the case. Discovery is on going.


(e) During November 2003 John Signorelli, a former officer of the Company and two other stockholders (one of whom owns 200 recently acquired shares of Common Stock) commenced an action in U.S. District Court for the Southern District of New York ("Signorelli Action") against the Company, certain of its directors and others alleging improprieties with respect to certain loans made to the Company by entities owned by Shawn Scott, Vestin Mortgage, Inc, and John Baldwin and/or entities owned by him, for "looting" and mismanagement. The Company believes that it has valid defenses to this action and, in addition, counterclaims and third party claims against one or more of the plaintiffs and other third parties. On March 5, 2004, the Court dismissed this action upon the Defendant's motion. Although in the order dismissing this action the Plaintiff's were given an additional 30 days to amend their complaint, Plaintiffs have advised the Court that they do not intend to amend the existing complaint or file a new complaint in the Federal Court.


(f )On December 30, 2003, MSR commenced an action against Jeffrey Gural, Vernon Downs Acquisition, LLC, Dominic Giambona, John Signorelli, James Wise and Paul Noyes alleging that the defendants embarked on a campaign to destroy the company through the dissemination of false information following the failed attempt by the defendants to purchase the company at a reduced cost. MSR has asserted causes of action for tortuous interference with contractual relations, breach of fiduciary duty to the company both generally as board members and specifically for breach of confidentiality agreement, and for defamation. The defendants have answered the complaint and served discovery demands.

3.   LONG-TERM DEBT

On April 10, 2004, in connection with the purchase by Raceway Ventures, LLC a Florida limited liability company ("Ventures") of Common Stock and warrants to purchase Common Stock of the Company fully described in Item 5 of Part II hereof, the following modifications were made to the loan documents ("Loan Documents") evidencing and securing the $26,000,000 loan ("Vestin Loan"} from Vestin Mortgage, Inc. ("Vestin") and/or the rights, benefits, duties and obligations of the Company, Shawn Scott ("Scott") and All Capital LLC ("All Capital", an entity owned by Scott ):

(a) The $26,000,000 Consolidated Secured Promissory Note was modified to eliminate the Company's obligation to make a partial prepayment of principal in the event video lottery terminals were not operational at Vernon Downs by March 31, 2004;

(b) The Loan Agreement was modified to provide for the additional deposit by the Company of $715,050.00 into interest reserve (which amount was funded by Ventures);

(c) Ventures executed an unlimited guarantee in favor of Vestin with respect to the Vestin Loan; which guarantees terminate upon the commencement of VGM operations at Vernon Downs;

(d) Each of the three principals of Ventures (Messrs. Steven Cohen, Patrick Danan and Frank Leo) executed $10,000,000 limited guarantees in favor of Vestin with respect to the Vestin Loan; which guarantees terminate upon the commencement of the VGM operations at Vernon Downs; or pay-down of the outstanding loan balance of $16,000,000.

(e) Each of International Housing Development Group, Corp. and Leonard Mercer, one of its principals executed $10,000,000 limited guarantees in favor of Vestin with respect to the Vestin Loan; which guarantees terminate upon the commencement of VGM operations at Vernon Downs;

(f) Each of the guarantors described in subparagraphs c, d and e executed an Indemnification Agreement in favor of Scott with respect to any liability of Scott arising out of or relating to his guaranty of the Vestin Loan ("Scott Guaranty");

(g) Vestin entered into an agreement with Scott pursuant to which Vestin agreed that in the event of the Company's default under the Loan Agreements it would exercise and exhaust all of its rights against the guarantors described in subparagraph c, d, and e hereof, and the real and personal property of the Company before seeking recovery from Scott under the Scott Guaranty;

(h) Vestin agreed to limit its right to declare a default under the Loan Documents for "non-monetary default's" until such time as the VGMs became operational at Vernon Downs provided there were no "payment defaults" under the Loan Documents:

(i) Each of the guarantors described in subparagraphs c, d and e (other than Leonard Mercer) executed an Indemnification Agreement in favor of All Capital with respect to any liability of All Capital arising out of or relating to its guaranty of up to $500,000 of obligations of the Company to V.I.P., Structures, Inc.;

(j) All Capital assigned to Ventures all rights All Capital had to designate 6 members of the Board of Directors.

(k) All Capital, Scott and other entities owned by Scott assigned to Ventures any rights any of them had to provide debt or equity financing to the Company; and

(l) Ventures entered into an Escrow Agreement with Vestin pursuant to which Ventures deposited in escrow the sum of $1,284,950.00 to be utilized by the Company by May 12, 2004 to satisfy (or otherwise fund) accounts payable of the Company in existence as of April 10, 2004.

4. COMMITMENTS AND CONTINGENCIES

After first denying MSR a 2004 live racing and simulcast license on February 24, 2004, on, March 22, 2004, the New York State Racing and Wagering Board ("NYSRWB") granted Mid State Raceway, Inc. 2004 live racing and simulcast licenses, conditioned on the following:

(a) The formation of a Racing Division which would exercise sole and exclusive authority with respect to operation and control of the Company's real and personal property located in Vernon, New York (the "Track"), except for the portion used for food and beverage, lodging, VGM operations, or corporate purposes.

(b) The creation of the position of General Manager of the Racing Division who shall have full operational control over the Racing Division and its employees. The General Manager must be acceptable to and licensed by the NYSRWB. On March 18, 2004, the Company engaged Dennis Dowd, a former New Jersey Racing Commission chairman to be General Manager of the Racing Division.

(c) The adoption of a budget for the operation of the Racing Division during 2004 subject to the approval of the General Manager and the NYSRWB.

(d) The successful final inspection by the state Office of Fire Prevention and Control.

As of March 31, 2004, The Company believes it was in substantial compliance with the foregoing conditions

The Company became bound by the conditions immediately upon the issuance of 2004 live racing and simulcast licenses and racing dates and the conditions are to remain in effect until the first to occur of Shawn Scott receiving a license from the NYSRWB or Shawn Scott and Victoria Scott being divested of their shares of Common Stock of the Company and warrants to acquire shares of Common Stock of the Company.

On April 10, 2004 Raceway Ventures, LLC an unaffiliated third party acquired all of the outstanding stock and warrants to purchase additional common stock from Shawn Scott and Victoria Scott. Consistent with the terms of the order, the conditions sets forth in paragraphs a, b, and c above terminated on April 10, 2004.

The start of the 110-day racing season began on April 23, 2004.

The Company's application to the New York Lottery for approval to operate video lottery terminals "VGM" is still pending.

5. STOCK WARRANTS

On April 10, 2004, All Capital transferred warrants to purchase 1,250,000 shares of the Common Stock of the Company to Ventures as part of the transaction described in Item 5 of Part II. If Ventures, which also acquired 469,569 shares of Common Stock were to exercise the warrants and purchase 1,250,000 shares of Common Stock from the Company (for the aggregate amount of $2,500,000) Ventures would then hold shares representing 80.20% of the then issued and outstanding capital stock of the Company. In conjunction with the transaction described in
Item 5 of Part II, John Baldwin, the holder of warrants to purchase 23,300 shares of Common Stock agreed with Ventures that he would not exercise such warrant as to reduce the percentage of the Company owned by Ventures (assuming it exercised the warrants as indicated above) to less than 80%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2003.

Our pari-mutuel revenues have been derived from wagering on our live races, wagering on import simulcasts at our racetracks and through telephone account wagering, and fees from wagering on export simulcasting of our races at out-of-state locations. Our other revenues have been derived from admissions, program sales, food and beverage sales, concessions and certain other ancillary activities.

                              RESULTS OF OPERATIONS

OPERATING REVENUES

During the quarter ended March 31, 2004, operating revenue decreased by $315,668 or 21.3% when compared to the quarter ended March 31, 2003. The decrease was largely due to lower simulcast and OTB revenues, which decreased by $259,858 and a decrease in room rental revenue of $62,293. The overall decrease is primarily attributable to the negative publicity that was directed towards the property when both the racing and simulcast license and the application with the New York State Lottery were denied by the State of New York.


OPERATING EXPENSES

Operating expenses increased by $727,376 or 41.9% and consisted mainly of an increase in outside services of (legal expenses and lobbying costs related to the application for a 2004 racing and simulcast license, and the pending application with the New York State Lottery related to the operation of VGMs) of $435,960, VGM pre-opening costs of $181,071 and utilities of $37,147.

INTEREST EXPENSE


Increase in interest expense and financing costs of $179,375 in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 is due to the increase in the amount of long-term debt in the prior twelve months to provide funds for operations.


INCOME TAXES

Income tax expense was not significant in the quarter ended March 31, 2004 or the quarter ended March 31, 2003 due to the loss incurred from operations.

NET INCOME (LOSS)

The net loss of $2,242,002 for the quarter ended March 31, 2004 was $727,918 higher than the net loss of $1,514,084 in the quarter ended March 31, 2003. This is mainly the result of decrease in operating revenues and an increase in outside services.


                         LIQUIDITY AND CAPITAL RESOURCES


The Company has continued to incur operating losses and working capital deficits. These conditions cast doubt about the Company's ability to continue as a going concern. As of March 2004, the Company had a working capital deficit of $2,164,660 and approximately $442,423 of remaining available financing from existing loan agreements to fund the VGM construction and start up costs. Losses for the three-month period ended March 31, 2004 approximated $2,242,002 and net cash used in operating activities for the period approximated ($1,126,344). Management expects to require approximately $500,000 per month to cover expected net operating losses on average until the estimated August 1, 2004 opening date of the VGM facility. In connection with the transaction described in Item 5 of
Part II, Ventures has (a) deposited in escrow the aggregate of $1,284,950 for utilization by the Company in satisfaction of Company accounts payable as of April 10, 2004; and, (b) deposited, on behalf of the Company, into the Interest Reserve maintained at Vestin pursuant to the Loan Documents the aggregate amount of $715,050. Management is currently working to secure additional financing to fund operations through the opening of the VGM facility through the exercise of stock warrants or additional debt financing.


At March 31, 2004 the Company had $196,352 of cash and cash equivalents versus $195,099 at December 31, 2003. The operating loss for the quarter ended March 31, 2004 was funded by additional long-term borrowings discussed previously.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company presently does not hold any derivative financial instruments that would subject it to market risk inherent in derivative financial instruments.

A significant portion of the Company's long-term debt bears interest at a fixed rate of 11% in 2004. The fixed interest rate limits the amount of exposure that the Company has to increases in interest rates. However, the Company pays a higher cost of funds when interest rates decline.

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

PART II. OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS

Information in response to this item is incorporated by reference to the information set forth in "Note 2 Litigation" in the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Information in response to this item is incorporated by reference to the information set forth in Note 3 "Long Term Debt" in the Notes to the condensed consolidated financial statements in Part 2 of this Quarterly Report on Form 10-Q.

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

     ITEM 5.      OTHER INFORMATION

On April 10, 2004, All Capital (owned by Scott) (a) sold to Ventures 19,569 shares of the Common Stock of the Company and warrants to purchase 1,250,000 shares of the Common Stock of the Company, and (b) caused Victoria Scott to sell to Ventures 450,000 shares of the Common Stock of the Company. Had such warrants been excised on April 10, 2004, Venture would have held shares of Common Stock aggregating 80.25% of the then issued and outstanding Common Stock of the Company. The aggregate purchase price paid by Ventures for such securities was $9,000,000 of which $2,000,000 was paid in cash and $7,000,000 was evidenced by two promissory notes (the "Notes") executed by Ventures. The Notes are personally guaranteed by its principals Messers. Cohen, Danan and Leo and payment thereof is secured by a pledge by Ventures to All Capital and Victoria Scott described above.

In connection with such acquisition and as described in detail in Item 3 of Part I hereof: (a) certain modifications to the Company's Loan Documents with Vestin were effectuated; (b) additional guarantees of the Vestin Loan were provided by Ventures, its principals and affiliates; (c) Ventures, its principals and affiliates indemnified All Capital and Scott against certain liabilities;
(d) Ventures provided $2,000,000 in additional working capital to the Company of which $715,050.00 was deposited in an Interest Reserve with Vestin and $1,284,950.00 is to be applied, by May 12, 2004 to the satisfaction of accounts payable of the Company as at April 10, 2004 and for working capital; and (c) Scott and All Capital conveyed to Ventures all rights they had, respectively, to designate 6 members of the Board of Directors of the Company and to provide financing to the Company.

In connection with such acquisition, Mr. Hoolae Paoa has resigned as Chairman of the Board of Directors, Chief Executive Officer, President of the Company and member of the Board of Directors and Mr. Steve Cohen has been elected as a member of the Board of Directors, Chairman of the Board of Directors, President and, Chief Executive Officer of the Company. In addition, Victoria Scott has resigned as a member of the Board of Directors of the Company.

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 10.1 Indemnification Agreement dated April 10, 2004 between All Capital LLC, Steven F. Cohen, Patrick Danan, Frank A. Leo, Raceway Ventures, LLC, and International Housing Development Group, Corp.

  10.2 Acknowledgement and Indemnification Agreement dated April 10, 2004 between Shawn Scott, Steven F. Cohen, Patrick Danan, Frank A, Leo, Raceway Ventures, LLC, Leonard Mercer and International Housing Development Group, Corp.

  10.3 Letter Agreement dated April 10, 2004 between Shawn Scott and Vestin Mortgage. Inc.

  10.4 Guaranty dated April 10, 2004 executed by Raceway Ventures, LLC in favor of Vestin Mortgage, Inc.

  10.5 Guaranty dated April 10, 2004 executed by Leonard Mercer in favor of Vestin Mortgage, Inc.

  10.6 Guaranty dated April 10, 2004 executed by Steven F. Cohen, Patrick Danan, and Frank A. Leo in favor of Vestin Mortgage, Inc.

  10.7 Guaranty dated April 10, 2004 executed by International Housing Development Group, Corp in favor of Vestin Mortgage, Inc.

  10.8 Estopple Letter dated April 10, 2004 executed April 10, 2004 executed by Vestin Mortgage, Inc. in favor of Raceway Ventures, LLC.

  10.9 First Amendment of Consolidated Secured Promissory Note dated April 10, 2004 among Mid-State Raceway, Inc. Mid-State Development Corporation and Vestin Mortgage, Inc.

  10.10 Second Amendment of Loan Agreement dated April 10, 2004 among Mid-State Raceway, Inc. Mid-State Development Corporation and Vestin Mortgage, Inc.

  10.11 Escrow Agreement dated April 10, 2004 among Raceway Ventures, LLC, Vestin Mortgage, Inc. and Richard M. Mogerman, P.A.

  10.12 Quit Claim Assignment dated April 10, 2004 executed by All Capital LLC, Vernon LLC and Shawn Scott in favor of Raceway Ventures, LLC.

  10.13 Quit Claim Assignment dated April 10, 2004 executed by Shawn Scott in favor of Raceway Ventures, LLC.

  31.1    Certification of CEO

  31.2    Certification of CFO

  32.1    Sarbanes-Oxley Certification of CEO

  32.2    Sarbanes-Oxley Certification of CFO

Form 8-K dated January 9, 2004 reporting an increase in the availability of amounts under the Vestin Loan Agreement under Item 5.

Form 8-K dated January 23, 2004 reporting a change in the registrant's auditors under Item 4.

Form 8-K dated March 30, 2004 reporting granting of a conditional racing license for 2004 under Item 5.

Form 8-K dated April 15, 2004 reporting a change in control of registrant under
Item 1.

SIGNATURES
----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MID-STATE RACEWAY, INC.


DATE: MAY 14, 2004                 BY: /s/ William B. Thornton
                                       ______________________________
                                       William B. Thornton
                                       Chief Financial Officer and Treasurer